Form 10-Q
period 1997-05-31
CAREY INTERNATIONAL INC
filed 1997-07-15
CIK 747201

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended May 31, 1997 or
                                                           ------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from         to
                                                          ---------   ---------

       COMMISSION FILE NUMBER  000-22551



                           CAREY INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                  52-1171965
   -------------------------------         ---------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)



           4530 WISCONSIN AVENUE, NW, SUITE 500, WASHINGTON, DC 20016
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (202) 895-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No  X
                                        ----   ----

There were 6,834,402 shares of the registrant's common stock, par value $ .01 per share, outstanding at July 11, 1997.

                           CAREY INTERNATIONAL, INC.



PART I:      FINANCIAL INFORMATION

Item 1:      Financial Statements (unaudited):


             Consolidated balance sheets as of November 30, 1996
             and May 31, 1997

             Consolidated statements of operations for the three and six month periods ended May 31, 1996 and 1997

             Consolidated statements of cash flows for the six months ended May 31, 1996 and 1997

             Notes to consolidated financial statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II:     OTHER INFORMATION


Item 1:      Legal Proceedings

Item 2:      Changes in Securities

Item 3:      Defaults Upon Senior Securities

Item 4:      Submission of Matters to a Vote of Security Holders

Item 5:      Other Information

Item 6:      Exhibits and Reports on Form 8-K


Signatures

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                        ASSETS                                 November 30,       May 31,        Pro forma
                                                                  1996             1997         May 31, 1997
                                                              ------------     ------------     ------------
Cash and cash equivalents                                     $  2,754,276     $  1,720,162     $  1,720,162

Amount due from underwriters                                             -       28,318,500       28,318,500
Accounts receivable, net                                        10,141,732        8,576,942        8,576,942
Notes receivable from contracts, current portion                   402,751          439,165          439,165
Prepaid expenses and other current assets                        1,936,961        1,717,270        1,717,270
                                                              ------------     ------------     ------------
     Total current assets                                       15,235,720       40,772,039       40,772,039
Fixed assets, net                                                3,379,246        3,063,365        3,063,365
Notes receivable from contracts, excluding current portion         769,201        1,514,290        1,514,290
Franchise rights, net                                            5,348,264        5,230,305        5,230,305
Trade name, trademark and contract rights, net                   6,685,135        6,589,414        6,589,414
Goodwill and other intangible assets, net                        7,262,203        7,449,184        7,449,184
Deferred tax assets                                              2,461,573        2,764,157        2,764,157
Deposits and other assets                                        1,384,787        1,206,501        1,206,501
                                                              ------------     ------------     ------------
     Total assets                                             $ 42,526,129     $ 68,589,255     $ 68,589,255
                                                              ============     ============     ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of notes payable                              $  5,131,227     $  4,682,821     $  4,682,821
Current portion of capital leases                                  199,224          223,222          223,222
Current portion of subordinated notes payable                      440,000          880,000                -
Accounts payable and accrued expenses                           11,196,949       10,854,118       14,870,070
                                                              ------------     ------------     ------------
     Total current liabilities                                  16,967,400       16,640,161       19,776,113
Notes payable, excluding current portion                         5,188,742        3,949,930        3,949,930
Capital leases, excluding current portion                          663,030          710,113          710,113
Subordinated notes payable, excluding current portion            5,340,000        4,900,000                -
Other long-term liabilities                                        111,281           64,369           64,369
Deferred tax liabilities                                         1,402,611        1,457,170        1,457,170
Deferred revenue                                                 6,181,147        6,804,326        6,804,326
Commitments and contingencies
Stockholders' equity:
  Preferred stock                                                1,115,400        1,115,400                -
  Common stock, $.01 par value; 4,090,711 authorized
    shares;  655,773 and 3,562,653 issued and outstanding
    shares in 1996 and 1997, respectively                            6,558           35,627           61,227
  Additional paid-in capital                                     7,357,064       34,003,429       36,857,277
  Accumulated deficit                                           (1,807,104)      (1,091,270)      (1,091,270)
                                                              ------------     ------------     ------------
     Total stockholders' equity                                  6,671,918       34,063,186       35,827,234
                                                              ------------     ------------     ------------
     Total liabilities and stockholders' equity               $ 42,526,129     $ 68,589,255     $ 68,589,255
                                                              ============     ============     ============

       The accompanying notes are an integral part of these consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three months ended May                  Six months ended May 31,
                                                      ----------------------------            ----------------------------
                                                         1996             1997                   1996             1997
                                                      -----------      -----------            -----------      -----------
                                                               (Unaudited)                            (Unaudited)
Revenue, net                                          $15,043,120      $16,730,712            $26,601,005      $30,872,095
Cost of revenue                                        10,207,697       11,381,701             18,111,676       21,137,961
                                                      -----------      -----------            -----------      -----------
  Gross profit                                          4,835,423        5,349,011              8,489,329        9,734,134
Selling, general and administrative
 expenses                                               3,797,935        4,055,648              7,158,661        7,875,080
                                                      -----------      -----------            -----------      -----------
  Operating income                                      1,037,488        1,293,363              1,330,668        1,859,054
Other income (expense):
  Interest expense                                       (450,180)        (384,228)              (872,402)        (776,575)
  Interest income                                          27,691           26,917                 50,859           55,091
  Gain on sales of fixed assets                            93,604            6,285                153,003          125,396
                                                      -----------      -----------            -----------      -----------
Income before provision for income taxes                  708,603          942,337                662,128        1,262,966
Provision for income taxes                                197,522          358,335                209,244          511,558
                                                      -----------      -----------            -----------      -----------
Net income                                            $   511,081      $   584,002            $   452,884      $   751,408
                                                      ===========      ===========            ===========      ===========
Pro forma net income per common share                                  $      0.18                             $      0.24
Weighted average common shares                                         ===========                             ===========
 outstanding                                                             3,749,524                               3,685,032
                                                                       ===========                             ===========

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Six months ended May 31,
                                                                                   -------------------------------
                                                                                       1996                1997
                                                                                   -----------         -----------
                                                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                                                       $   452,884         $   751,408
  Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization of fixed assets                                     519,388             539,198
     Amortization of intangible assets                                                 513,217             534,375
     Gain on sales of fixed assets                                                    (153,003)           (125,396)
     Provision for deferred taxes                                                            -            (248,025)
     Change in deferred revenue                                                        717,571             623,179
     Changes in operating assets and liabilities:
       Accounts receivable                                                             454,183           1,564,790
       Notes receivable from contracts                                                (770,533)           (781,503)
       Prepaid expenses, deposits and other assets                                    (479,828)           (799,605)
       Accounts payable and accrued expenses                                          (268,857)           (576,903)
       Deferred rent and other long-term liabilities                                   (89,894)            (46,912)
                                                                                   -----------         -----------
          Net cash provided by operating activities                                    895,128           1,434,606
                                                                                   -----------         -----------
Cash flows from investing activities:
  Proceeds from sales of fixed assets                                                  411,338             322,080
  Purchases of fixed assets                                                           (725,009)           (240,089)
  Acquisitions of chauffeured vehicle service companies, net of cash
   acquired                                                                         (1,199,306)           (323,654)
                                                                                   -----------         -----------
          Net cash used in investing activities                                     (1,512,977)           (241,663)
                                                                                   -----------         -----------
Cash flows from financing activities:
  Proceeds of sale of notes receivable from independent operators                      156,240                   -
  Principal payments under capital lease obligations                                  (117,962)           (108,831)
  Payment of notes payable                                                          (1,823,456)         (2,137,218)
  Proceeds from notes payable                                                        2,232,443             450,000
  Payment of offering costs                                                                  -            (440,928)
  Issuance of common stock                                                                   -               9,920
  Redemption of Series E preferred stock                                               (97,500)                  -
                                                                                   -----------         -----------
          Net cash provided by (used in) financing activities                          349,765          (2,227,057)
                                                                                   -----------         -----------
Net decrease in cash and cash equivalents                                             (268,084)         (1,034,114)

Cash and cash equivalents at beginning of period                                     1,438,659           2,754,276
                                                                                   -----------         -----------
Cash and cash equivalents at end of period                                         $ 1,170,575         $ 1,720,162
                                                                                   ===========         ===========

PAGE>

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND ORGANIZATION

    General

       Carey International, Inc. (the "Company") provides services through a worldwide network of owned and operated companies, licensees and affiliates serving 420 cities in 65 countries. The Company owns and operates service providers in the form of wholly-owned subsidiaries in the following cities:
  New York (Carey Limousine N.Y., Inc.), San Francisco (Carey Limousine SF, Inc.), Los Angeles (Carey Limousine L.A., Inc.), London (Carey UK Limited), Washington, D.C. (Carey Limousine D.C., Inc.), South Florida (Carey Limousine Florida, Inc.) and Philadelphia (Carey Limousine Corporation, Inc.). In addition, the Company licenses the "Carey" name, and provides central reservations, billing, and sales and marketing services to its licensees. The Company's worldwide network includes affiliates in locations in which the Company has neither owned and operated locations nor licensees. The Company provides central reservations and billing services to such affiliates.

    Acquisitions

       The Company is engaged in a program of acquiring chauffeured vehicle service businesses. Such acquisitions incude unrelated chauffeured vehicle service businesses, some of which may be in cities in which the Company has owned and operated service providers, including licensees operating under the Carey name and trademark as well as affiliates of the Company. In the first quarter of 1996, the Company acquired a chauffeured vehicle service company operating in London, England. As more fully discussed in Note 7, on June 2, 1997 the Company acquired Manhattan International Limousine Network Ltd. and an affiliated company ("Manhattan Limousine").

    Initial public offering and reverse stock split

       On February 25, 1997, the Board of Directors authorized management of the Company to file a Registration Statement with the Securities and Exchange Commission permitting the Company to sell shares of its common stock in an initial public offering (the "IPO"). As discussed in Notes 6 and 7, the Company entered into an underwriting agreement and agreed to sell shares in the IPO on May 28, 1997 and received the net proceeds from the sale on June 2, 1997. The net proceeds are shown as "amounts due from underwriters" in the accompanying consolidated balance sheet. The Board of Directors, on February 25, 1997, also authorized a one-for-2.3255 reverse stock split of the outstanding shares of the Company's common stock. The Company's stockholders subsequently approved the reverse stock split. All references to common stock, options, warrants and per share data have been restated to give effect to the reverse stock split. Also on February 25, 1997, the Board of Directors authorized a Recapitalization Plan (the "Recapitalization"), which is more fully described in Note 6.

2. BASIS OF PRESENTATION

       The accompanying consolidated financial statements and those notes do not include all of the disclosures included in the Company's audited, consolidated financial statements for the years ended November 30, 1994, 1995 and 1996, contained in its Registration Statement on Form S-1 (No. 333-22651). The accompanying consolidated financial statements and those notes should be read in conjunction with these financial statements. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's consolidated financial statements.

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS--(CONTINUED)


       The financial information included herein has not been audited. However, in the opinion of management, the financial information, including the consolidated financial statements, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the periods reflected. The results for these periods are not necessarily indicative of the results for the full fiscal year.

    Pro forma net income per common share

       Consistent with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 1B-2, the Company has recalculated historical weighted average common shares outstanding and net income per common share to give effect to the Recapitalization (see Note 6). The recalculated net income per common share is determined by (i) adjusting net income available to common shareholders to reflect the elimination of interest expense, net of taxes, resulting from the conversion of a portion of the subordinated debt into common stock and (ii) increasing the weighted average common shares outstanding by the number of common shares resulting from the conversion of subordinated debt and the partial conversion of the Series A Preferred Stock.

3. ACQUISITIONS

       In February 1996, the Company acquired the common stock of a chauffeured vehicle service company in London, England for approximately $1,500,000. Additional contingent consideration of up to $1,000,000 may be payable with respect to the two years ending February 28, 1998 based on the level of revenues referred to the acquired company by the seller. As of May 31, 1997, the Company has paid approximately $550,000 in such contingent consideration for the London acquisition.

       In the periods ended May 31, 1996 and May 31, 1997, the following acquisition activity was recorded by the Company:

                                                                         Six months ended
                                                                  ------------------------------
                                                                    May 31,             May 31,
                                                                     1996                1997
                                                                  ----------          ----------
   Fair value of net assets and liabilities acquired:
   Receivables and other assets                                   $  632,554          $
   Fixed assets                                                      928,377                   -
   Franchise rights                                                   12,320                   -
   Goodwill                                                          148,506             323,654
   Trade liabilities                                                (522,451)                  -
                                                                  ----------          ----------
   Fair value of assets and liabilities acquired                  $1,199,306          $  323,654
                                                                  ==========          ==========
   Cash payments (net of $223,695 cash acquired in 1996)          $1,199,306          $  323,654
                                                                  ==========          ==========

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS--(CONTINUED)

4. COMMITMENTS AND CONTINGENCIES

       In the normal course of business, the Company is subject to various legal actions which are not material to the financial condition, results of operations or cash flows of the Company.

       The Company, certain of the Company's subsidiaries and certain officers and directors of the Company were named in a civil action filed on May 15, 1996 in the United States District Court for the Eastern District of Pennsylvania entitled "Felix v. Carey International, Inc., et. al." The plaintiff's complaint, which purports to be a class action, alleges that the plaintiff and others similarly situated suffered monetary damages as a result of misrepresentations by the various defendants in their use of a surface transportation billing charge (the "STC"). The plaintiff seeks damages in excess of $1 million on behalf of the class for each of the counts in the complaint including fraud, negligent misrepresentation and violations of the Racketeer Influenced and Corrupt Organizations law of 1970, which permits the recovery of treble damages and attorneys' fees. A class has not yet been certified in this case. The Company filed a motion to dismiss that was denied, and subsequently has filed an answer denying any liability in connection with this complaint. The Company is indemnifying and defending its officers and directors who were named as defendants in the case, subject to conditions imposed by applicable law.

       The Company has reached a tentative settlement with the plaintiff and plaintiff's counsel, which is subject to court approval and acceptance by the proposed class. The settlement calls for the Company to deposit up to $950,000 into a settlement fund for a class consisting of all persons who paid the STC during the period from May 15, 1992 through March 15, 1997. Following court approval of the settlement, the Company will change its disclosure concerning the STC, and each class member showing proper authentication of a claim shall be entitled to receive either (i) cash totaling 10% of the STC paid during the period described above or (ii) a nontransferable credit to be applied toward future use of the Company's services in an amount equal to 30% of such STC. This settlement has been agreed to by the plaintiff and plaintiff's counsel, but there can be no assurance that the court will approve, or the proposed class will accept, the settlement. The Company is indemnifying and defending its officers and directors who were named defendants in the case, subject to conditions imposed by applicable law.

       Although the Company does not believe the litigation described above will have a material adverse effect on its business, financial condition and results of operations, the defense of the litigation could be expensive and time-consuming, regardless of the outcome, and , if the proposed settlement is not approved and accepted, an adverse result in such litigation could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

5. NET INCOME PER COMMON SHARE

       Net income per common share, on a historical basis, is as follows:

                                                  Three months ended May 31,       Six months ended May 31,
                                                  -------------------------       -------------------------
                                                     1996           1997             1996           1997
                                                  ----------     ----------       ----------     ----------
Net income available to common shareholders       $  511,081     $  584,002       $  452,884     $  751,408
                                                  ==========     ==========       ==========     ==========
Weighted average common shares outstanding         2,422,373      2,661,877        2,422,373      2,597,385
                                                  ==========     ==========       ==========     ==========
Net income per common share                       $     0.21     $     0.22       $     0.19     $     0.29
                                                  ==========     ==========       ==========     ==========

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS--(CONTINUED)


       Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Common equivalent shares consist of Series B, F and G preferred stock as well as substantially all of the subordinated debt of the Company and the assumed exercise of vested outstanding stock options and warrants. Pursuant to SAB No. 83, the common equivalent shares issued by the Company during the twelve months preceding the effective date of the Registration Statement relating to the Company's initial public offering, using the treasury stock method and the public offering price of $10.50 per share, have been included in the calculation of net income per common share.

6. RECAPITALIZATION AND PRO FORMA BALANCE SHEET

       On February 25, 1997, the Board of Directors authorized the Recapitalization of the Company to be effective upon the closing of the IPO. Under the Recapitalization, preferred stock with a liquidation preference of $11,154,900 and subordinated debt with a principal amount of $5,780,000 is to convert in part into 2,560,071 shares of common stock and is to be repaid or redeemed in part for $4,015,952 in cash, with the cash portion being paid out of the proceeds of the IPO.

       The IPO, as discussed in Note 7, was closed on June 2, 1997, at which time the Recapitalization became effective. Because the Recapitalization resulted in a material change in the permanent equity of the Company, the Company has presented a pro forma balance sheet giving effect to the change in capitalization as though it had occurred on May 31, 1997.

7. SUBSEQUENT EVENTS

       On June 2, 1997, the Company received net cash proceeds from its IPO of $28,318,500. Immediately following the receipt of the net proceeds, the Company dispersed approximately (i) $7.1 million to repay certain indebtedness of the Company and (ii) $1.9 million to redeem certain preferred stock and to repay a portion of subordinated debt under the Recapitalization (see Note 6). A further $2.1 million is expected to be dispersed under the terms of the Recapitalization as the remaining preferred stock is received for conversion and redemption.

       Also on June 2, 1997, the Company acquired all of the issued and outstanding capital stock of Manhattan Limousine for aggregate consideration of $14.2 million, composed of (i) $7.1 million in cash, (ii) $4.7 million in promissory notes bearing interest at the rate of 8.0% per annum and payable one year from the date of the acquisition, and (iii) 228,571 shares of the Company's common stock, $.01 par value per share. In connection with the acquisition, the Company also repaid approximately $3.5 million of Manhattan Limousine's indebtedness. The cash portion of the purchase price and the repayment of indebtedness, amounting to approximately $10.6 million, were funded from the proceeds of the IPO. (Refer to the Company's Registration Statement on Form S-1 (No. 333-22651) for the audited financial statements of Manhattan Limousine as of and for the year ended September 30, 1996 and the unaudited financial statements of Manhattan Limousine as of and for the five months ended February 28, 1997).

       After the IPO, the underwriters elected to exercise their over-allotment option in full. On June 6, 1997, the Company issued an additional 435,000 shares of common stock at the IPO price of $10.50 and received net cash proceeds of approximately $4.2 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1997 (THE "1997 PERIOD") COMPARED TO THREE MONTHS ENDED MAY 31, 1996 (THE "1996 PERIOD")

  Revenue, Net.   Revenue, net increased  $1.7 million or 11.2% from $15.0
million in the 1996 Period to $16.7 million in the 1997 Period. The increase arose as a result of expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers.

  Cost of Revenue.   Cost of revenue increased $1.2 million or 11.5% from $10.2 million in the 1996 Period to $11.4 million in the 1997 Period. The increase was primarily attributable to higher costs due to increased business levels. Cost of revenue as a percentage of revenue, net was 67.9% in the 1996 Period and 68.0% in the 1997 Period.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased approximately $258,000 or 6.8% from $3.8 million in the 1996 Period to $4.1 million in the 1997 Period. The increase was largely due to the costs of additional personnel, increased marketing expenses and increased administrative expenses in support of higher business levels. Selling, general and administrative expenses decreased as a percentage of revenue, net from 25.2% in the 1996 Period to 24.2% in the 1997 Period as a result of an increase in revenue, net without a corresponding increase in administrative costs.

  Interest Expense.   Interest expense was approximately $450,000 in the 1996
Period and approximately $384,000 in the 1997 Period. Interest expense decreased as a percentage of revenue, net from 3.0% in the 1996 Period to 2.3% in the 1997 Period as a result of payments reducing the underlying principal amounts of debt between the two periods.

  Provision for Income Taxes.   The provision for income taxes increased
approximately $161,000 from approximately $198,000 in the 1996 Period to approximately $358,000 in the 1997 Period. The increase primarily related to the increase in pre-tax income of the Company from approximately $709,000 in the 1996 Period to approximately $942,000 in the 1997 Period. In addition, the Company utilized the benefit of a net operating loss carryover ("NOLs") in determining its provision for income taxes in the 1996 Period, but such NOLs were not available to the Company in the 1997 Period.

  Net Income.   As a result of the foregoing, the Company's net income increased approximately $73,000 or 14.3% from approximately $511,000 in the 1996 Period to approximately $584,000 in the 1997 Period.

SIX MONTHS ENDED MAY 31, 1997 (THE "1997 SIX-MONTH PERIOD") COMPARED TO SIX MONTHS ENDED MAY 31, 1996 (THE "1996 SIX-MONTH PERIOD")

  Revenue, Net.   Revenue, net increased  $4.3 million or 16.1% from $26.6
million in the 1996 Period to $30.9 million in the 1997 Period. Of the increase, approximately $3.4 million arose as a result of expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers, and approximately $930,000 was due to revenues of the Company's operations in London which were not included in the 1996 Six-Month Period.

  Cost of Revenue.   Cost of revenue increased $3.0 million or 16.7% from $18.1 million in the 1996 Six-Month Period to $21.1 million in the 1997 Six-Month Period. The increase was primarily attributable to higher costs due to increased business levels and to costs of revenue of the Company's operations in London which were not included in the 1996 Six-Month Period. Cost of revenue increased as a percentage

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(CONTINUED)


of revenue, net from 68.1% in the 1996 Six-Month Period to 68.5% in the 1997 Six-Month Period, primarily reflecting the effects of seasonally higher operating costs as a percentage of revenues in the Company's London operations in the first quarter of the 1997 Period, offset by the benefit of increased implementation of the Company's independent operator program.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased approximately $716,000 or 10.0% from $7.2 million in the 1996 Six-Month Period to $7.9 million in the 1997 Six-Month Period. The increase was largely due to the costs of additional personnel, increased marketing expenses and increased administrative expenses in support of higher business levels. Selling, general and administrative expenses decreased as a percentage of revenue, net from 26.9% in the 1996 Six-Month Period to 25.5% in the 1997 Six-Month Period as a result of an increase in revenue, net without a corresponding increase in administrative costs.

  Interest Expense.   Interest expense was approximately $872,000 in the 1996
Six-Month Period and approximately $777,000 in the 1997 Six-Month Period. Interest expense decreased as a percentage of revenue, net from 3.3% in the 1996 Six-Month Period to 2.5% in the 1997 Six-Month Period as a result of payments reducing the principal amounts of debt outstanding in the two periods.

  Provision for Income Taxes.   The provision for income taxes increased
approximately $302,000 from approximately $209,000 in the 1996 Six-Month Period to approximately $512,000 in the 1997 Six-Month Period. The increase primarily related to the increase in pre-tax income of the Company from approximately $662,000 in the 1996 Six-Month Period to $1.3 million in the 1997 Period. In addition, the Company utilized NOLs in determining its provision for income taxes in the 1996 Six-Month Period but such NOLs were not available to the Company in the 1997 Six-Month Period.

  Net Income.   As a result of the foregoing, the Company's net income increased approximately $299,000 or 65.9% from approximately $453,000 in the 1996 Six-Month Period to approximately $751,000 in the 1997 Six-Month Period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $1.0 million to $1.7 million at May 31, 1997 from $2.8 million at November 30,1996. Operating activities provided net cash of $1.4 million during the 1997 Six-Month Period. The overall net decrease in cash and cash equivalents during the 1997 Six-Month Period related primarily to payments related to prior acquisitions, repayment of debt and payment of costs associated with the IPO.

The Company closed its IPO of 2,900,000 shares of common stock on June 2, 1997 and the underwriters exercised their over-allotment option for 435,000 shares of
common stock on June 6, 1997.   In total, the Company issued 3,335,000 shares of
common stock in connection with the IPO and received proceeds, net of underwriters' discount and commissions and offering costs, of $30.9 million.
The Company utilized the net proceeds to repay principal on indebtedness of $7.1 million and to partially fund the Recapitalization by repaying principal on indebtedness of approximately $912,000 and redeeming preferred stock for $1.0 million. Additionally, the Company acquired Manhattan Limousine on June 2, 1997 and paid from the IPO proceeds $7.1 million to the sellers of Manhattan Limousine and $3.5 million

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(CONTINUED)

to repay principal on indebtedness of Manhattan Limousine.   Of the remaining
net proceeds, $2.1 million is expected to be used to complete the Recapitalization of the Company and the balance of $9.2 million will be used for acquisitions and other general corporate purposes, including working capital.

At May 31, 1997, the Company had borrowings, including notes payable to sellers of chauffeured vehicle service companies, in the amount of $14.4 million. Of the $14.4 million, approximately $8.0 million was repaid June 2, 1997 from the net proceeds of the IPO, as more fully discussed in the preceding paragraph. As part of the Recapitalization, on June 2, 1997, a further $4.9 million of the Company's debt was converted to common stock of the Company. The remaining debt of the Company, after such repayments and conversions, amounted to $1.5 million, approximately $468,000 of which is to be repaid over the next 12 months.

The Company has received a commitment letter from a bank for a credit facility consisting of a secured revolving line of credit and subsequent term loan of $20.0 million. The bank has also agreed to use its best efforts to syndicate an additional $5.0 million for the facility. The facility, which may be used for acquisitions and working capital, will be collateralized by the assets of the Company and those of its existing and future subsidiaries. Loans made under the revolving line of credit will bear interest at the Company's option of either the bank's prime lending rate or 2.0% above the LIBOR rate. Commitment fees equal to 0.375% per annum will be payable on the unused portion of the revolving line of credit. On the second anniversary of the credit facility, outstanding balances under the credit facility will convert into a five-year term loan, which will bear interest either at a fixed rate (subject to availability) or at a variable LIBOR rate with adjustments determined based on the Company's earnings. The credit facility (i) will prohibit the payment of dividends by the Company, (ii) will not permit the Company to incur or assume other indebtedness that is not subordinated to the bank and (iii) will require the Company to comply with certain financial covenants. The ability of the Company to obtain the credit facility is subject to the completion of negotiations with the bank as well as the satisfaction of certain conditions, including the execution of appropriate loan documentation. In the event that the Company is unable to obtain the credit facility, the Company believes that sufficient alternative sources of financing will be available on reasonable terms.

While there can be no assurance, management believes that cash flow from operations, the remaining net proceeds from the IPO and funds from the credit facility will be adequate to meet the Company's capital requirements for the next 12 months, depending on the methods of financing and size of potential acquisitions. While the Company historically has financed acquisitions primarily with cash, it may seek to finance future acquisitions by using common stock for a portion or all of the consideration to be paid.

FACTORS TO BE CONSIDERED

The information set forth above contains forward-looking statements, which
involve risks and uncertainties.   The Company's actual results could differ
materially from the results anticipated in these forward-looking statements. Readers should refer to discussion under "Risk Factors" contained in the Company's Registration Statement on Form S-1 (No. 333-22651) filed with the Securities and Exchange

Commission, which is incorporated herein by reference, concerning certain factors which could cause the Company's actual results to differ materially from the results anticipated in the forward-looking statements contained herein.


PART II.    OTHER INFORMATION

        Item 1. Legal Proceedings: See Note 4 to the Consolidated Financial Statements in Part I.

        Item 2. Changes in Securities:

                        As discussed above, on June 2, 1997, in connection with
                the closing of the IPO, the Company effected the Recapitalization, which is more fully described under "Recapitalization" in the Company's Registration Statement on Form S-1 (file no. 333-22651) (the "Registration Statement"). Such description is hereby incorporated by reference into this Quarterly Report. The shares of Common Stock issued by the Company in connection with the Recapitalization were issued in reliance upon Section 3(a)(9) under the Securities Act of 1933, as amended.

                        With respect to other recent sales of unregistered
                securities, the Company hereby incorporates by reference Item 15 of the Registration Statement.

        Item 3. Defaults Upon Senior Securities:   None

        Item 4. Submission of Matters to a Vote of Security Holders:    None

        Item 5. Other Information:

                        In a Stockholder Action by Written Consent dated
                effective February 26, 1997, holders of the Company's outstanding voting securities representing approximately 95% of the votes entitled to be cast with respect to such voting securities, (i) approved the Recapitalization (including, without limitation, the one-for 2.3255 reverse stock split of the Common Stock and the amendment and restatement of the Company's Certificate of Incorporation), (ii) approved the termination of certain rights under various agreements among such stockholders and the Company, (iii) approved the amendment and restatement of the By-Laws of the Company, (iv) approved the Company's 1997 Equity Incentive Plan and Stock Plan for Non-Employee Directors and (v) elected the following directors:
                Robert W. Cox, Don R. Dailey, William R. Hambrecht,
                David McL. Hillman and Vincent A. Wolfington. Said Stockholder Action by Written Consent was filed as Exhibit 2.3 to the Registration Statement.

        Item 6. Exhibits and Reports on Form 8-K:

                (a)  Exhibits:

                     11   Computation of Net Income Per Share

                     27   Financial Data Schedule

                (b) Reports on Form 8-K:   The Company filed a Form 8-K on
                June 16, 1997, disclosing the acquisition of Manhattan Limousine by the Company on June 2, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         CAREY INTERNATIONAL, INC.


Date: July 14, 1997                      By: /s/ Vincent A. Wolfington
                                            ---------------------------------
                                            Vincent A. Wolfington
                                            Chairman, Chief Executive Officer


Date: July 14, 1997                      By: /s/ David H. Haedicke
                                            ---------------------------------
                                            David H. Haedicke
                                            Executive Vice President,
                                            Chief Financial Officer

                                 EXHIBIT INDEX


                  NUMBER         DESCRIPTION

                  11             Statements Regarding Computation of
                                   Per Share Earnings

                  27             Financial Data Schedule

            STATEMENTS REGARDING COMPUTATION OF PER SHARE EARNINGS

HISTORICAL EARNINGS PER SHARE

                                                             For the three months ended          For the six months ended
                                                                       May 31,                            May 31,
                                                             --------------------------          --------------------------
                                                                 1996           1997                1996           1997
                                                             -----------    -----------          -----------    -----------
Net income available to common
  shareholders:                                              $   511,081    $   584,002          $   452,884    $   751,408
                                                             ===========    ===========          ===========    ===========

Common stock and common stock
 equivalents:
  Weighted average shares outstanding                            655,773        777,742              655,773        717,428
  Convertible Securities:
    Series B Preferred Stock                                     663,761        663,761              663,761        663,761
    Series F Preferred Stock                                     135,025        135,025              135,025        135,025
    Series G Preferred Stock                                     673,638        673,638              673,638        673,638
  Options (calculated on  Treasury Method)
    1987 Plan                                                     21,374         27,832               21,374         27,832
  Options and warrants issued within one
   year of the offering (calculated on
     Treasury Method):
   Vested options repriced or granted                            207,020        307,111              207,020        302,933
   Warrants repriced                                              65,782         76,768               65,782         76,768
                                                             -----------    -----------          -----------    -----------
                                                                 272,802        383,879              272,802        379,701
                                                             -----------    -----------          -----------    -----------

      Total common stock and common
        stock equivalents                                      2,422,373      2,661,877            2,422,373      2,597,385
                                                             ===========    ===========          ===========    ===========

Net income per common share                                  $      0.21    $      0.22          $      0.19    $      0.29
                                                             ===========    ===========          ===========    ===========

                                                                      EXHIBIT 11

PRO FORMA EARNINGS PER SHARE
TO GIVE EFFECT TO THE RECAPITALIZATION
(Presented on the face of the historical Statement of Operations)

                                                                 For the three months ended     For the six months ended
                                                                       May 31, 1997                   May 31, 1997
                                                                 --------------------------     ------------------------
Pro forma net income:

    Net income                                                                  $   584,002                  $   751,408

    Add back interest (tax affected at 40%) on debt included in Recapitalization:

     $2,000,000 subordinated note
      (7.74%) converted to stock in
       Recapitalization                                                              23,220                       46,440

     $2,867,546 portion of subordinated note (12.0%)
       converted  to stock in Recapitalization                                       51,616                      103,232
                                                                                -----------                  -----------
    Pro forma net income                                                        $   658,838                  $   901,080
                                                                                ===========                  ===========
Common stock and common stock equivalents:

  Historical weighted average shares                                              2,661,877                    2,597,385

  Less common stock equivalents included in historical earnings per share:

        Series B Preferred Stock                                                   (663,761)                    (663,761)

        Series F Preferred Stock                                                   (135,025)                    (135,025)

        Series G Preferred Stock                                                   (673,638)                    (673,638)

  Add effect of Recapitalization:

        Series A Preferred Stock                                                     86,003                       86,003

        Series B Preferred Stock                                                    663,761                      663,761

        Series F & G Preferred Stock                                                763,748                      763,748

        Shares for $2,867,546 of subordinated
           debt                                                                     616,544                      616,544

        Shares for $2,000,000 of subordinated
           debt                                                                     430,015                      430,015
                                                                                -----------                  -----------
  Total pro forma common stock and common
   stock equivalents                                                              3,749,524                    3,685,032
                                                                                ===========                  ===========

Pro forma net income per common share                                           $      0.18                  $      0.24
                                                                                ===========                  ===========
