Form 10-Q
period 1997-08-31
CAREY INTERNATIONAL INC
filed 1997-10-15
CIK 747201

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to Section 13 ro 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1997 or
                                                           ---------------
  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________


       COMMISSION FILE NUMBER 000-22551



                           CAREY INTERNATIONAL, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                DELAWARE                                   52-1171965
     -------------------------------                  -------------------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                   Identification No.)




          4530 WISCONSIN AVENUE, NW, SUITE 500, WASHINGTON, DC 20016
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)


                                (202) 895-1200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by

  Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes  X      No
                                          ---        ---

  There were 6,842,729 shares of the registrant's common stock, par value $.01 per share, outstanding at October 13, 1997.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----


PART I:   FINANCIAL INFORMATION

Item 1:        Financial Statements (unaudited)

               Consolidated balance sheets as of November 30, 1996 and August 31, 1997

               Consolidated statements of operations for the three and nine month periods ended August 31, 1996 and 1997

               Consolidated statements of cash flows for the nine month periods ended August 31, 1996 and 1997

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

Item 3:        Defaults Upon Senior Securities

Item 4:        Submission of Matters to a Vote of Security Holders

Item 5:        Other Information

Item 6:        Exhibits and Reports on Form 8-K



SIGNATURES

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      November 30,     August 31,
                                                                         1996            1997
                                                                      ------------   ------------
                                                                              (Unaudited)

ASSETS

Cash and cash equivalents                                             $  2,754,276   $  5,277,921
Accounts receivable, net                                                10,141,732      9,210,589
Notes receivable from contracts, current portion                           402,751        663,807
Prepaid expenses and other current assets                                1,936,961      1,316,417
                                                                      ------------   ------------
          Total current assets                                          15,235,720     16,468,734

Fixed assets, net                                                        3,379,246      4,589,016
Notes receivable from contracts, excluding current portion                 769,201      8,326,216
Franchise rights, net                                                    5,348,264      5,171,327
Trade name, trademark and contract rights, net                           6,685,135      6,541,553
Goodwill and other intangible assets, net                                7,262,203     27,929,464
Deferred tax assets                                                      2,461,573      2,968,058
Deposits and other assets                                                1,384,787      2,049,915
                                                                      ------------   ------------
          Total assets                                                $ 42,526,129   $ 74,044,283
                                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable                                      $  5,131,227   $    303,400
Current portion of capital leases                                          199,224        226,069
Current portion of subordinated notes payable                              440,000              -
Accounts payable and accrued expenses                                   11,196,949     12,768,218
                                                                      ------------   ------------
          Total current liabilities                                     16,967,400     13,297,687
Notes payable, excluding current portion                                 5,188,742        842,825
Capital leases, excluding current portion                                  663,030        955,336
Subordinated notes payable, excluding current portion                    5,340,000              -
Deferred rent and other long-term liabilities                              111,281         53,116
Deferred tax liabilities                                                 1,402,611      1,493,071
Deferred revenue                                                         6,181,147     13,721,483
Commitments and contingencies
Stockholders' equity:
     Preferred stock                                                     1,115,400              -

     Common stock, $.01 par value; 9,512,950 and 20,000,000
      authorized shares, and 655,773 and 6,842,729 issued and
      outstanding shares in 1996 and 1997, respectively                      6,558         68,427

     Additional paid-in capital                                          7,357,064     43,743,996
     Accumulated deficit                                                (1,807,104)      (131,658)
                                                                      ------------   ------------
          Total stockholders' equity                                     6,671,918     43,680,765
                                                                      ------------   ------------
          Total liabilities and stockholders' equity                  $ 42,526,129   $ 74,044,283
                                                                      ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three months ended August 31,       Nine months ended August 31,
                                                -----------------------------       ----------------------------
                                                   1996               1997              1996             1997
                                                -----------       -----------       -----------      -----------
                                                         (Unaudited)                         (Unaudited)
Revenue, net                                    $14,575,230       $21,178,428       $41,176,235      $52,050,523

Cost of revenue                                   9,838,430        14,460,036        27,950,106       35,597,997
                                                -----------       -----------       -----------      -----------
             Gross profit                         4,736,800         6,718,392        13,226,129       16,452,526

Selling, general and administrative
 expense                                          3,750,622         5,027,777        10,909,283       12,902,857
                                                -----------       -----------       -----------      -----------

             Operating income                       986,178         1,690,615         2,316,846        3,549,669

Other income (expense):

 Interest expense                                  (427,586)         (128,321)       (1,299,988)        (904,896)

 Interest income                                     53,830           106,894           104,689          161,985

 Gain on sales of fixed assets                       76,226            42,456           229,229          167,852
                                                -----------       -----------       -----------      -----------

Income before provision for income
 taxes                                              688,648         1,711,644         1,350,776        2,974,610

Provision for income taxes                          210,862           715,625           420,106        1,227,183
                                                -----------       -----------       -----------      -----------

Net income                                      $   477,786       $   996,019       $   930,670      $ 1,747,427
                                                ===========       ===========       ===========      ===========
Pro forma earnings per common share                               $      0.14                        $      0.39
                                                                  ===========                        ===========
Weighted average common and common
 equivalent shares outstanding                                      7,206,896                          4,866,621
                                                                  ===========                        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Nine months ended August 31,
                                                                                                ----------------------------
                                                                                                   1996             1997
                                                                                                -----------      -----------
                                                                                                        (Unaudited)

Cash flows from operating activities:
  Net income                                                                                    $   930,670     $  1,747,427
  Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization of fixed assets                                                  792,175          888,564
     Amortization of intangible assets                                                              780,244          898,958
     Gain on sales of fixed assets                                                                 (229,229)        (167,852)
     Provision for deferred taxes                                                                         -         (416,025)
     Change in deferred revenue                                                                     772,581          860,543
     Changes in operating assets and liabilities:
        Accounts receivable                                                                       1,267,037        1,036,257
        Notes receivable from contracts                                                            (830,085)      (1,170,305)
        Prepaid expenses, deposits and other assets                                                (637,512)        (427,131)
        Accounts payable and accrued expenses                                                      (167,075)      (1,957,290)
        Deferred rent and other long-term liabilities                                               (92,585)         (58,165)
                                                                                                -----------     ------------
          Net cash provided by operating activities                                               2,586,221        1,234,981
                                                                                                -----------     ------------
Cash flows from investing activities:
  Proceeds from sales of fixed assets                                                               728,637          382,394
  Purchases of fixed assets                                                                        (868,386)      (1,144,140)
  Acquisitions of chauffeured vehicle service companies                                          (1,248,585)      (7,394,060)
                                                                                                -----------     ------------
          Net cash used in investing activities                                                  (1,388,334)      (8,155,806)
                                                                                                -----------     ------------
Cash flow from financing activities:
  Proceeds of sales of notes receivable from independent operators                                  404,307                -
  Principal payments under capital lease obligations                                               (152,925)        (185,574)
  Payments of notes payable                                                                      (2,916,914)     (17,701,094)
  Proceeds from notes payable                                                                     2,320,541          450,000
  Issuance of common stock                                                                                -       30,897,090
  Payments under Recapitalization Plan                                                                    -       (4,015,952)
  Redemption of Series E preferred stock                                                            (97,500)               -
                                                                                                -----------     ------------
          Net cash provided by (used in) financing activities                                      (442,491)       9,444,470
                                                                                                -----------     ------------
Net increase in cash and cash equivalents                                                           755,396        2,523,645
Cash and cash equivalents at beginning of period                                                  1,438,659        2,754,276
                                                                                                -----------     ------------
Cash and cash equivalents at end of period                                                      $ 2,194,055     $  5,277,921
                                                                                                ===========     ============

The accompanying notes are an integral part of these consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BACKGROUND AND ORGANIZATION

     General

          Carey International, Inc. (the "Company") provides services through a worldwide network of owned and operated companies, licensees and affiliates serving 420 cities in 65 countries. The Company owns and operates service providers in the form of wholly-owned subsidiaries in the following cities:
     New York (Carey Limousine N.Y., Inc. and Manhattan International Limousine Network, Ltd.), San Francisco (Carey Limousine SF, Inc.), Los Angeles (Carey Limousine L.A., Inc.),, Washington, D.C. (Carey Limousine D.C., Inc.), South Florida (Carey Limousine Florida, Inc.), Philadelphia (Carey Limousine Corporation, Inc.) and London, England (Carey UK Limited). In addition, the Company licenses the "Carey" name, and provides central reservations, billing, and sales and marketing services to its licensees. The Company's worldwide network includes affiliates in locations in which the Company has neither owned and operated locations nor licensees. The Company provides central reservations and billing services to such affiliates.

     Acquisitions

          The Company is engaged in a program of acquiring chauffeured vehicle service businesses. Such acquisitions include unrelated chauffeured vehicle service businesses, some of which may be in cities in which the Company has owned and operated service providers, licensees operating under the Carey name and trademark and affiliates of the Company. In the first quarter of 1996, the Company acquired a chauffeured vehicle service company operating in London, England. As more fully discussed in Note 3, on June 2, 1997 the Company acquired Manhattan International Limousine Network Ltd. and an affiliated company ("Manhattan Limousine").

     Initial public offering and reverse stock split

          On February 25, 1997, the Board of Directors authorized management of the Company to file a Registration Statement with the Securities and Exchange Commission permitting the Company to sell shares of its common
     stock in an initial public offering (the "IPO").   At the same meeting, the
     Board of Directors authorized a one-for-2.3255 reverse stock split of the outstanding shares of the Company's common stock. All references to common stock, options, warrants and per share data have been restated to give effect to the reverse stock split. Also on February 25, 1997, the Board of Directors authorized a Recapitalization Plan (the "Recapitalization"), which is more fully described in Note 7.

2.   BASIS OF PRESENTATION

          The accompanying consolidated financial statements and these notes do not include all of the disclosures included in the Company's audited

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     consolidated financial statements for the years ended November 30, 1994, 1995 and 1996, which should be read in conjunction with these financial statements. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's consolidated financial statements.

          The consolidated financial statements included herein have not been audited. However, in the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the periods reflected. The results for these periods are not necessarily indicative of the results for the full fiscal year.

     Pro forma net income per common share

          Consistent with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 1B-2, the Company has recalculated historical weighted average common shares outstanding and net income per common share to give effect to the Recapitalization (see Note 7). The recalculated net income per common share is determined by (i) adjusting net income available to common shareholders to reflect the elimination of interest expense, net of taxes, resulting from the conversion of a portion of the subordinated debt into common stock and (ii) increasing the weighted average common shares outstanding by the number of common shares resulting from the conversion of subordinated debt and the partial conversion of the Series A Preferred Stock.

3.   ACQUISITIONS

          In February 1996, the Company acquired the common stock of a chauffeured vehicle service company in London, England for approximately $1,500,000. Additional contingent consideration of up to approximately $1,000,000 may be payable for the two-year period ending February 28, 1998 based on the level of revenues referred to the acquired company by the seller. As of August 31, 1997, the Company has paid approximately $550,000 in such contingent consideration in connection with the London acquisition. In September 1997, the Company made an additional contingent consideration payment of approximately $280,000.

          In June 1997, the Company acquired the common stock of Manhattan Limousine for $14,200,000. The purchase price for the acquisition was composed of $4,740,00 in debt to the sellers, a cash payment of $7,060,000 and the issuance of 228,571 shares of common stock. The debt to the sellers was paid off on July 31, 1997.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

          In the periods ended August 31, 1996 and 1997, the following acquisition activity was recorded by the Company:

                                                                   Nine months ended August 31,
                                                                   ----------------------------
                                                                      1996              1997
                                                                   ----------       -----------
          Fair value of net assets and liabilities acquired:
          Receivables and other assets                             $  632,554       $   159,575
          Notes receivable from contracts                                   -         6,647,766
          Fixed assets                                                928,377         1,498,444
          Franchise rights                                             50,065                 -
          Goodwill and other tangibles                                160,040        21,046,816
          Trade payables and accrued expenses                        (522,451)       (4,353,898)
          Notes payable                                                     -        (8,524,850)
          Deferred revenue                                                  -        (6,679,793)
                                                                   ----------       -----------
          Fair value of assets and liabilities acquired            $1,248,585       $ 9,794,060
                                                                   ==========       ===========

          Issuance of stock (228,571 shares of common stock)       $        -       $ 2,400,000
                                                                   ==========       ===========

          Cash payments (net of $223,695 cash acquired in 1996)    $1,248,585       $ 7,394,060
                                                                   ==========       ===========

          At the time of its acquisition by the Company, Manhattan Limousine was subject to guarantees of certain independent operator leases with third party finance companies of approximately $2.1 million.

4.   SENIOR CREDIT FACILITY

          Effective as of August 15, 1997, the Company entered into a senior credit facility with three banks consisting of a secured revolving line of credit of $25.0 million (the "Facility"). The Facility, which may be used for acquisitions and working capital, is collateralized by the assets of the Company and its domestic operating subsidiaries and by a pledge of the stock of its international subsidiary. The Facility also provides availability for the issuance of letters of credit. Loans made under the revolving line of credit bear interest at the Company's option at either the bank's prime lending rate or 2.0% above the LIBOR rate. Commitment fees equal to 0.375% per annum are payable on the unused portion of the revolving line of credit. On the second anniversary of the Facility, outstanding balances under the Facility will convert to a five-year term loan, which will bear interest either at a fixed rate (subject to availability) or at a variable LIBOR or prime-based rate with adjustments determined based on the Company's earnings. The terms of the Facility
     (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinated to borrowings under the Facility and
     (iii) require the Company to comply with certain financial covenants.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5.   COMMITMENTS AND CONTINGENCIES

          In the normal course of business, the Company is subject to various legal actions which are not material to the financial condition, results of operations or cash flows of the Company.

          The Company, certain of the Company's subsidiaries and certain officers and directors of the Company were named in a civil action filed on May 15, 1996 in the United States District Court for the Eastern District of Pennsylvania entitled "Felix v. Carey International, Inc., et. al." The plaintiff's complaint, which purports to be a class action, alleges that the plaintiff and others similarly situated suffered monetary damages as a result of misrepresentations by the various defendants in their use of a surface transportation billing charge (the "STC"). The plaintiff seeks damages in excess of $1 million on behalf of the class for each of the counts in the complaint including fraud, negligent misrepresentation and violations of the Racketeer Influenced and Corrupt Organizations law of 1970, which permits the recovery of treble damages and attorneys' fees.
     The proposed class has received preliminary certification by the court.
     The Company is indemnifying and defending its officers and directors who were named as defendants in the case, subject to conditions imposed by applicable law.

          The Company has reached a tentative settlement with the plaintiff and plaintiff's counsel, which has received preliminary court approval but is subject to final court approval and acceptance by the proposed class. The settlement calls for the Company to deposit up to $950,000 into a settlement fund for a class consisting of all persons who paid the STC
     during the period from May 15, 1992 through March 15, 1997.   Following
     final court approval of the settlement, the Company will change its disclosure concerning the STC, and each class member showing proper authentication of a claim shall be entitled to receive either (i) cash totaling 10% of the STC paid during the period described above or (ii) a nontransferable credit to be applied toward future use of the Company's services in an amount equal to 30% of such STC.

          The Company does not believe the settlement described above will have a material adverse effect on its business, financial condition, results of operations and cash flows.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6.   NET INCOME PER COMMON SHARE

          Net income per common share, on a historical basis, is as follows:

                                                        Three months ended      Nine months ended
                                                             August 31,             August 31,
                                                      ----------------------  ----------------------
                                                         1996        1997       1996         1997
                                                      ----------  ----------  ----------  ----------

        Net income available to common shareholders   $  477,786  $  996,019  $  930,670  $1,747,427
                                                      ==========  ==========  ==========  ==========
        Weighted average common and common
         equivalent shares outstanding                 2,422,373   7,183,251   2,422,373   4,136,230
                                                      ==========  ==========  ==========  ==========

        Net income per common share                   $     0.20  $     0.14  $     0.38  $     0.42
                                                      ==========  ==========  ==========  ==========

          Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Common equivalent shares consist of Series B, F and G preferred stock as well as substantially all of the subordinated debt of the Company and the assumed exercise of vested outstanding stock options and warrants. Pursuant to SAB No. 83, the common equivalent shares issued by the Company during the twelve months preceding the effective date of the Registration Statement relating to the IPO, using the treasury stock method and the IPO price of $10.50 per share, have been included in the calculation of net income per common share.

7.   RECAPITALIZATION

          On February 25, 1997, the Board of Directors authorized a Recapitalization, which was implemented on June 2, 1997, coincident with the closing of the IPO. Under the Recapitalization, the $2,000,000 subordinated convertible note dated September 1, 1991 and the $3,780,000 subordinated note dated July 30, 1992 were converted into 1,046,559 shares of common stock and the remaining principal balance of $912,454 was repaid. The Series A preferred stock was converted, in part, into 86,003 shares of common stock and redeemed in part for $2,103,500. All of the Series F preferred stock and 3,000 shares of the Series G preferred stock was redeemed for $1,000,000.

          The remaining preferred stock has been converted into 1,427,527 shares of common stock. As a result of the Recapitalization, preferred stock with a liquidation preference of $11,154,900 and subordinated debt with a principal amount of $5,780,000 has been converted in part into 2,560,071 shares of common stock and repaid or redeemed in part for $4,015,952 in cash, with the cash portion paid out of the proceeds of the IPO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1997 (THE "1997 PERIOD") COMPARED TO THREE MONTHS ENDED AUGUST 31, 1996 (THE "1996 PERIOD")

     Revenue, Net.   Revenue, net increased  $6.6 million or 45.3% from $14.6
million in the 1996 Period to $21.2 million in the 1997 Period. Of the increase, $1.8 million resulted from expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers. A further $4.8 million of the increase was due to the revenues of Manhattan International Limousine Network Ltd ("Manhattan Limousine"), which was acquired on June 2, 1997.

     Cost of Revenue.   Cost of revenue increased $4.6 million or 47.0% from
$9.8 million in the 1996 Period to $14.5 million in the 1997 Period. The increase was primarily attributable to higher costs due to increased business levels and to cost of revenue of Manhattan Limousine, which was not included in the 1996 Period. Cost of revenue increased as a percentage of revenue, net from 67.5% in the 1996 Period to 68.3% in the 1997 Period, primarily reflecting increases in telephone, chauffeur and certain other costs as a percentage of revenue, net.

     Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased approximately $1.3 million or 34.1% from $3.8 million in the 1996 Period to $5.0 million in the 1997 Period. The increase was largely due to the costs of additional personnel, increased marketing expenses and increased administrative expenses related to acquired operations and generally in support of higher business levels. Selling, general and administrative expenses decreased as a percentage of revenue, net from 25.7% in the 1996 Period to 23.7% in the 1997 Period as a result of an increase in revenue, net without a corresponding increase in administrative costs.

     Interest Expense.   Interest expense decreased approximately $299,000 or
70.0% from approximately $428,000 in the 1996 Period to approximately $128,000 in the 1997 Period. Interest expense decreased as a percentage of revenue, net from 2.9% in the 1996 Period to 0.6% in the 1997 Period. The decrease resulted from both the use of proceeds from the Company's initial public offering ("IPO") to repay outstanding debt and the conversion of subordinated and certain other debt to Common Stock coincident with the IPO.

     Provision for Income Taxes.   The provision for income taxes increased
approximately $505,000 from approximately $211,000 in the 1996 Period to approximately $716,000 in the 1997 Period. The increase primarily related to the increase in pre-tax income of the Company from approximately $689,000 in the 1996 Period to $1.7 million in the 1997 Period. In addition, the Company utilized the benefit of a net operating loss carryovers ("NOLs") in determining its provision for income taxes in the 1996 Period, but such NOLs were not available to the Company in the 1997 Period.

     Net Income.   As a result of the foregoing, the Company's net income
increased approximately $518,000 or 108.5% from approximately $478,000 in the 1996 Period to approximately $996,000 in the 1997 Period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


NINE MONTHS ENDED AUGUST 31, 1997 (THE "1997 NINE-MONTH PERIOD") COMPARED TO NINE MONTHS ENDED AUGUST 31, 1996 (THE "1996 NINE-MONTH PERIOD")

     Revenue, Net.   Revenue, net increased  $10.9 million or 26.4% from $41.2
million in the 1996 Nine-Month Period to $52.1 million in the 1997 Nine-Month Period. Of the increase, approximately $5.2 million related to expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers, and approximately $5.7 million was due to revenues of Manhattan Limousine and the Company's operations in London, which were not included in the 1996 Nine-Month Per iod.

     Cost of Revenue.   Cost of revenue increased $7.6 million or 27.4% from
$28.0 million in the 1996 Nine-Month Period to $35.6 million in the 1997 Nine-Month Period. The increase was primarily attributable to higher costs due to increased business levels and to cost of revenue of Manhattan Limousine and the Company's operations in London, which were not included in the 1996 Nine-Month Period. Cost of revenue increased as a percentage of revenue, net from 67.9% in the 1996 Nine-Month Period to 68.4% in the 1997 Nine-Month Period, primarily reflecting the effects of seasonally higher operating costs as a percentage of revenues in the Company's London operations in the first quarter of 1997 and the relative increases in telephone, chauffeur and certain other costs in the third quarter of 1997, offset by the benefit of increased implementation of the Company's independent operator program.

     Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased approximately $2.0 million or 18.3% from $10.9 million in the 1996 Nine-Month Period to $12.9 million in the 1997 Nine-Month Period. The increase was largely due to the costs of additional personnel, increased marketing expenses and increased administrative expenses related to acquired operations and generally, in support of higher business levels. Selling, general and administrative expenses decreased as a percentage of revenue, net from 26.5% in the 1996 Nine-Month Period to 24.8% in the 1997 Nine-Month Period as a result of an increase in revenue, net without a corresponding increase in administrative costs.

     Interest Expense.   Interest expense decreased approximately $395,000 or
30.4% from $1.3 million in the 1996 Nine-Month Period to approximately $905,000 in the 1997 Nine-Month Period. Interest expense decreased as a percentage of revenue, net from 3.2% in the 1996 Nine-Month Period to 1.7% in the 1997 Nine-Month Period. The decrease resulted from repayment of the principal amounts of debt outstanding between the two periods and conversion of subordinated and certain other debt to Common Stock coincident with the IPO.

     Provision for Income Taxes. The provision for income taxes increased approximately $807,000 from approximately $420,000 in the 1996 Nine-Month Period to $1.2 million in the 1997 Nine-Month Period. The increase primarily related to the increase in pre-tax income of the Company from $1.4 million in the 1996 Nine-Month Period to $3.0 million in the 1997 Nine-Month Period. In addition,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


the Company utilized NOLs in determining its provision for income taxes in the 1996 Nine-Month Period but such NOLs were not available to the Company in the 1997 Nine-Month Period.

     Net Income.   As a result of the foregoing, the Company's net income
increased approximately $817,000 or 87.8% from approximately $931,000 in the 1996 Nine-Month Period to $1.7 million in the 1997 Nine-Month Period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $2.5 million from $2.8 million at November 30, 1996 to $5.3 million at August 31, 1997. Operating activities provided net cash of $1.2 million during the 1997 Nine-Month Period. The overall net increase in cash and cash equivalents during the 1997 Nine-Month Period primarily related to the cash proceeds to the Company from its IPO and net cash provided by operations, offset by the use of such cash to retire debt, acquire Manhattan Limousine and redeem certain preferred stock.

     Cash used in investing activities increased by $6.8 million over the 1996 Nine-Month Period. Cash of $1.2 million was used in the 1996 Nine-Month Period to acquire operations in London, whereas $7.4 million of cash was used in the 1997 Nine-Month Period to acquire Manhattan Limousine and to make additional payments of contingent consideration for the acquisition of London.

     Cash provided by financing activities increased by $9.0 million over the 1996 Nine-Month Period, primarily as a result of the net proceeds from the IPO and after using such proceeds to retire debt and complete the Recapitalization.

     In connection with the IPO, the Company issued a total of 3,335,000 shares of Common Stock and received proceeds, net of underwriters' discounts and commissions and offering costs, of $30.7 million. The Company utilized the net proceeds from the IPO to repay principal on indebtedness of $7.1 million and to fund the Recapitalization by repaying principal on subordinanced indebtedness of approximately $912,000 and redeeming preferred stock for $3.1 million. Additionally, the Company completed its acquisition of Manhattan Limousine by paying $11.8 million to the sellers of Manhattan Limousine and repaying principal on indebtedness of Manhattan Limousine in the amount of $3.5 million. The remaining net proceeds will be used for acquisitions and other general corporate purposes, including working capital.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     As part of the Recapitalization, a further $4.9 million of debt was converted to Common Stock of the Company. At August 31, 1997, the Company had borrowings of $1.1 million, approximately $303,000 of which is to be repaid over the next 12 months.

     Effective as of August 15, 1997, the Company entered into a senior credit facility with three banks consisting of a secured revolving line of credit of $25.0 million (the "Facility"). The Facility, which may be used for acquisitions and working capital, is collateralized by the assets of the Company and its domestic operating subsidiaries and by a pledge of the stock of its international subsidiary. The Facility also provides availability for the issuance of letters of credit. Loans made under the revolving line of credit bear interest at the Company's option at either the bank's prime lending rate or 2.0% above the LIBOR rate. Commitment fees equal to 0.375% per annum are payable on the unused portion of the revolving line of credit. On the second anniversary of the Facility, outstanding balances under the Facility will convert to a five-year term loan, which will bear interest either at a fixed rate (subject to availability) or at a variable LIBOR or prime-based rate with adjustments determined based on the Company's earnings. The terms of the Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinated to borrowings under the Facility and (iii) require the Company to comply with certain financial covenants.

     While there can be no assurance, and depending on the methods of financing and size of potential acquisitions, management believes that cash flow from operations, the remaining net proceeds from the IPO and funds from the credit Facility will be adequate to meet the Company's capital requirements for the next 12 months. While the Company historically has financed acquisitions primarily with cash, it may seek to finance future acquisitions by using common stock for a portion or all of the consideration to be paid.

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

PART II.    OTHER INFORMATION

          Item 1. Legal Proceedings: See Note 5 to the Consolidated Financial Statements in Part I.

          Item 2. Changes in Securities and Use of Proceeds: The Company's Registration Statement on Form S-1 (File No. 333-22651) relating to the IPO was declared effective by the SEC on May 27, 1997. The offering by the Company of the 3,335,000 shares of Common Stock (the "Shares") registered under the Registration Statement commenced on May 27, 1997 and the sale of the Shares closed on June 2 and 6, 1997. All of the Shares registered were sold in the IPO at an aggregate price of $35,017,500 (before deducting underwriting discounts and commissions and offering expenses). The managing underwriters of the IPO were Montgomery Securities and Ladenburg, Thalmann & Co., Inc. After deducting total expenses comprising $2,451,225 in underwriting discounts and commissions and $1,877,988 in offering expenses incurred through August 31, 1997, the Company received net proceeds from the IPO of $30,688,287. No offering expenses or underwriting discounts and commissions were paid or (in the case of unpaid offering expenses as of August 31, 1997) are to be paid to directors, officers or their associates, or to any affiliate of the Company or any person(s) owning 10% or more of the Company's Common Stock.

                   Of the total net proceeds from the IPO, the Company repaid principal on indebtedness of $7.1 million, funded the recapitalization of its capital stock by repaying principal on subordinated indebtedness of approximately $912,000 and redeeming certain preferred stock in the aggregate amount of $3.1 million, and completed its acquisition of Manhattan International Limousine Network Ltd. and an affiliate (collectively, "Manhattan Limousine") by paying $11.8 million to the sellers of Manhattan Limousine and repaying principal on indebtedness of Manhattan Limousine in the amount of $3.5 million.

                   For disclosure regarding certain payments made from the net proceeds of the IPO to certain of the Company's directors and officers and their associates, and to persons owning 10% or more of the Company's Common Stock, reference is made to the caption entitled "Certain Transactions" in the Company's Registration Statement on Form S-1 (No. 333-22651).

          Item 3.  Defaults Upon Senior Securities:  None

          Item 4.  Submission of Matters to a Vote of Security Holders:  None

          Item 5.  Other Information:  None

          Item 6.  Exhibits and Reports on Form 8-K:

                 (a) Exhibits:

                           4 Revolving Credit Term Loan Agreement dated as of August 15, 1997 among Carey International, Inc., certain of its direct and indirect wholly-owned subsidiaries, and Fleet Bank, N.A., Banco Popular de Puerto Rico and George Mason Bank (incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-34897))

                          11  Computation of Net Income Per Share

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



                                    Carey International, Inc.


Date: October 15, 1997                By: /s/ Vincent A. Wolfington
                                          ---------------------------------
                                          Vincent A. Wolfington
                                          Chairman, Chief Executive Officer



Date: October 15, 1997                By: /s/ David H. Haedicke
                                          ---------------------------------
                                          David H. Haedicke
                                          Executive Vice President,
                                          Chief Financial Officer

                                 EXHIBIT INDEX


          NUMBER      DESCRIPTION

           4          Revolving Credit Term Loan Agreement as of August 15, 1997

          11          Statements Regarding Computation of Per Share Earnings

          27          Financial Data Schedule