Form 10-K
period 1997-11-30
CAREY INTERNATIONAL INC
filed 1998-03-02
CIK 747201

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                            ----------------------

                                   FORM 10-K

(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              FOR THE TRANSITION PERIOD FROM          TO

                       Commission File Number  000-22551

                           CAREY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                                52-1171965
  (State of incorporation                                       (IRS Employer
     or organization)                                        Identification No.)

4530 WISCONSIN AVENUE, NW, FIFTH FLOOR                         20016
             WASHINGTON, DC                                  (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (202) 895-1200

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $.01

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. [_]

        As of February 24, 1998, an aggregate of 7,680,691 shares of Common Stock, par value $.01, were outstanding, and the aggregate market value of the Registrant's Common Stock held by non-affiliates was $104,243,382 based upon the closing price of the Common Stock on the Nasdaq National Market on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the registrant's definitive Proxy Statement, filed pursuant to Section 14(a) of the Act in connection with the registrant's 1998 annual meeting of shareholders, may be incorporated by reference in Part III of this report.
================================================================================

PART 1
------

Item 1.   Business
          --------

          Carey International, Inc. is one of the world's largest chauffeured vehicle service companies, providing services through a worldwide network of owned and operated companies, licensees and affiliates serving 420 cities in 65 countries. (Unless the context otherwise requires, "Carey" or the "Company" refers to Carey International, Inc. and its subsidiaries.) The "Carey" brand name has represented quality chauffeured vehicle services since the 1920's. The Company owns and operates its service providers in New York, San Francisco, Los Angeles, London, Washington D.C., Indianapolis, South Florida and Philadelphia. In addition, the Company generates revenues from licensing the "Carey" name and providing central reservation, billing and sales and marketing services to its licensees. The Company's worldwide network also includes affiliates in locations in which the Company has neither owned and operated companies nor licensees. Over the past five years, the Company has invested significant capital in developing its reservation, central billing and worldwide service infrastructure. By leveraging its current infrastructure and position as a market leader, the Company intends to consolidate the highly fragmented chauffeured vehicle service industry through the acquisition of: (i) current Carey licensees, (ii) additional companies in markets in which the Company already owns and operates a chauffeured vehicle service company, and (iii) companies in other strategic markets in North America and Europe. The Company also intends to add to its global presence by establishing strategic alliances with companies in the Pacific rim of Asia and in Latin America.

          The Carey network utilizes chauffeured sedans, limousines, vans and minibuses to provide services for airport pick-ups and drop-offs, inter-office transfers, business and association meetings, conventions, road shows, promotional tours, special events, incentive travel and leisure travel. Businesses and business travelers utilize the Company's services primarily as a management tool to achieve more efficient use of time and other resources.

          Carey's worldwide network of chauffeured vehicle service companies allows it to provide services with consistently high quality to its customers in virtually every major city in the expanding global travel market. The network is linked to over 300,000 reservation terminals in travel agencies, corporate travel departments and government agencies by the Carey International Reservation System (the "CIRS"), the chauffeured vehicle service industry's most extensive centralized global reservation system.

     MARKET OVERVIEW

          The Company estimates that the United States chauffeured vehicle service industry generated revenues of approximately $3.9 billion in 1996, the latest year for which statistics are available, and has undergone steady growth in recent years, with revenues increasing at a compound annual growth rate of 10.9% between 1990 and 1996. The industry is highly fragmented, with approximately 9,000 companies utilizing over 100,000 vehicles. The Company believes that during 1997 no chauffeured vehicle service company accounted for more than 2% of total United States industry revenues. The Company also believes that similar fragmentation exists in the chauffeured vehicle service industry outside the United States.

          The chauffeured vehicle service industry serves businesses in virtually all industrial and financial sectors of the economy . The Company believes that business customers are becoming increasingly sophisticated in their use of ground vehicle services and are demanding a broader array of "meet-and-greet" and other services, as well as business amenities such as cellular phones. Although there are other forms of transportation that compete with chauffeured vehicles, such as buses, jitney services, taxis, radio cars and rental cars, the Company believes that none of those forms of transportation provides the quality, dependability and value-added services of chauffeur-driven vehicles. The Company also believes that businesses place a premium on service providers that are able to coordinate the travel itinerary of each member of a large group over many locations with a single reservation and billing system.

   BUSINESS STRATEGY

          The Company's objective is to increase its profitability and its market share in the chauffeured vehicle service industry by implementing the following growth strategies:

            Expand Through Acquisitions. The Company believes that there are significant opportunities to acquire additional chauffeured vehicle service companies that would benefit from the capital and management resources that the Company can provide. Carey intends to acquire current Carey licensees, as well as additional chauffeured vehicle service companies both in markets in which the Company already owns and operates such a company and in other strategic regions in North America and Europe. Carey also intends to establish strategic alliances with companies in the Pacific rim of Asia and in Latin America. Carey believes it has a competitive advantage in acquiring licensees because of a right of first refusal contained in the substantial majority of its domestic license agreements. The Company has successfully begun to implement its acquisition strategy, having acquired 19 chauffeured vehicle service companies since November 1991.

            Increase International Market Share. Approximately 11.5% of the Company's revenue, net was derived from services performed outside the United States during its fiscal year ended November 30, 1997. Of these international revenues, approximately 72.0% was generated by the Company's owned and operated business in London, approximately 27.2% was generated by the Company's international licensees and the remainder was generated by the Company's international affiliates. Carey believes that its network can capture a significant portion of the growing international market for chauffeured vehicle services by acquiring or licensing additional chauffeured vehicle service companies and otherwise implementing the Carey system outside the United States. The Company intends to increase its international presence by intensifying its sales and marketing efforts, strengthening its relationship with significant domestic and international business travel arrangers, and capitalizing on the capacity of the CIRS to operate on a global scale. By enhancing its international presence, the Company also expects to increase its revenues from providing chauffeured vehicle services to international travelers both visiting the United States and traveling abroad.

            Expand Licensee Network Worldwide. The Company will seek to expand its worldwide network and generate additional revenues from license and marketing fees by licensing additional chauffeured vehicle service companies in smaller markets that do not justify a Company-owned presence. Ultimately, as these less strategic markets grow in size and importance to the Company, the licensees in such markets may become acquisition candidates.

            Convert Salaried Chauffeurs to Independent Operators. The Company believes that it can improve its profitability by continuing to convert salaried chauffeurs to independent operators in certain businesses acquired by Carey. The objective of Carey's independent operator strategy is to instill in each chauffeur the sense of purpose, responsibility and dedication characteristic of an independent business owner, thereby increasing the profitability of the chauffeur and the Company. Carey's independent operator program allows the Company to reduce its labor and capital costs, convert fixed costs to variable costs and generate revenues from fees paid by independent operators.

   ACQUISITION STRATEGY

          Carey believes that there are significant opportunities to acquire additional chauffeured vehicle service companies as a result of: (i) the highly fragmented and increasingly global nature of the industry, (ii) industry participants' capital requirements and desire for liquidity, and
   (iii) the pressures of increasing competition. The Company intends to continue to pursue its acquisition program in order to strengthen its position in its existing markets and to acquire operations or establish strategic alliances in new markets.

          Carey intends to pursue acquisitions that will allow the Company to own and operate chauffeured vehicle service companies in new geographic markets. The Company currently owns and operates chauffeured vehicle service companies in seven of the largest United States travel markets and in London, the largest European travel market, and will seek to acquire Carey licensees in other significant travel markets in North America and Europe, and establish strategic alliances with companies in the Pacific rim of Asia and in Latin America. The Company believes that its ability to acquire its licensees will be enhanced by a right of first refusal that is contained in a substantial majority of its domestic license agreements and the limited terms of most of its international license agreements. The Company's preference is to retain key management, operating and sales personnel of an acquired company in a new market in order to maintain continuity of operations and customer service.

          The Company believes that it has a market share of less than 10% in each of the markets in which it owns and operates a chauffeured vehicle service company, and that there is significant potential for it to expand its business in such markets through acquisitions. When justified by the size of an existing market acquisition, the Company expects to retain key management and sales personnel of the acquired company and to seek to improve that company's profitability through implementation of the Company's operating strategies. In most instances, acquired operations can be integrated into the Company's existing operations in a market, resulting in the elimination of duplicative overhead and operating costs.

          The Company believes that there are significant advantages to consolidating the chauffeured vehicle service industry. Carey believes it can increase revenues of acquired companies by marketing the worldwide services of its network to customers of such companies, and by increasing the productivity of chauffeurs at the acquired companies through the implementation of training and quality assurance programs. Moreover, Carey believes that cost savings can be achieved following acquisitions through (i) the consolidation of certain administrative functions and increased use of automation, (ii) the elimination of redundant facilities, equipment and personnel, and (iii) the conversion of salaried chauffeurs driving company-owned vehicles into independent operators driving their own vehicles.

          Carey has successfully begun its acquisition strategy, having acquired 19 chauffeured vehicle service companies since November 1991. The following table lists the date of acquisition, location of each such chauffeured vehicle service company and whether the acquired company was a licensee or affiliate of Company or other chauffeured vehicle service company:

                              ACQUISITION HISTORY
                            NOVEMBER 1991--PRESENT

Date                        Location                  Acquired Company
----                        --------                  ----------------
November 1991.............. Washington D.C.           Other
September 1992............. Los Angeles, CA           Other
August 1993................ Wilmington, DE            Licensee
September 1993............. West Palm Beach, FL       Licensee
November 1993.............. New York, NY              Other
June 1994.................. Washington, DC            Other
June 1994.................. Los Angeles, CA           Other
December 1994.............. Boca Raton, FL            Other
January 1995............... San Francisco, CA         Other
April 1995................. Washington, D.C.          Other
April 1995................. Ft. Lauderdale/Miami, FL  Licensee
May 1995................... San Francisco, CA         Other
August 1995................ San Francisco, CA         Other
August 1995................ Boca Raton, FL            Other
February 1996.............. London, England           Affiliate
June 1997.................. New York, NY              Other
October 1997............... Indianapolis, IN          Affiliate
October 1997............... Los Angeles, CA           Affiliate
December 1997.............. London, England           Other

          The Company has analyzed significant data on the chauffeured vehicle service industry and individual businesses within that industry and believes that it is well positioned to further implement its acquisition program. The Company believes that management's lengthy tenure with the Company, extensive experience in the chauffeured vehicle service industry and relationships with acquisition candidates provide the Company with significant knowledge that will assist the Company in its attempts to acquire licensees of the Company and other chauffeured vehicle service companies. The Company regularly reviews various strategic acquisition opportunities and periodically engages in discussions regarding such possible acquisitions. As the result of this review process, negotiations and acquisition agreements may occur from time to time if appropriate opportunities arise.

          The acquisition of Manhattan International Limousine Network, Ltd ("Manhattan Limousine") in June 1997 has solidified the Company's presence in the New York metropolitan area and diversified its customer base. The Company has benefitted from Manhattan Limousine's contracts with many New York-based participants in the airline and hotel industries, including airlines such as Virgin Atlantic Airways and Aer Lingus, and hotels such as the Plaza Hotel and Mark Hotel. Typically these arrangements are terminable by the airline or hotel upon 30 days' notice. While the Company has begun to consolidate certain administrative operations of Manhattan Limousine with its own to eliminate redundant facilities, equipment and personnel, Manhattan Limousine otherwise will retain its separate identity until June 1998, if not later.

          Manhattan Limousine historically provided services solely through independent operators rather than salaried chauffeurs. See "Independent Operators." As a result of the acquisition, Carey assumed Manhattan Limousine's network of approximately 300 affiliates from which Manhattan Limousine received fees for referred business. A significant majority of Manhattan Limousine's affiliates are located in cities in which the Company already has affiliates, and in some cities Manhattan Limousine and the Company share common affiliates.

          As consideration for future acquisitions, the Company intends to use various combinations of shares of Common Stock, cash and notes. The Company has filed a Registration Statement on Form S-4 under which it may issue up to 1,500,000 shares of Common Stock in connection with acquisitions.

   SERVICE PROVIDER NETWORK

          Carey's international network of owned and operated chauffeured vehicle service companies, licensees and affiliates, serving 420 cities in 65 countries, enables it to provide its customers chauffeured vehicles in virtually every significant travel market throughout the world. Carey believes that its network is the most extensive in the industry, and intends to expand the network by adding qualified licensees and affiliates in locations justifying new or expanded service. The Company believes that the trend toward globalization is opening more cities for business and personal travel around the world. The Company monitors and evaluates cities in which a demand for chauffeured vehicle services may warrant a "Carey" presence.

          The Company's network provides chauffeured vehicle services for airport pickups and drop-offs, inter-office transfers, business and association meetings, conventions, road shows, promotional tours, special events, incentive travel and leisure travel. The Company also offers its clients travel and tour planning services, "meet-and-greet" services, destination management services for airport arrivals, group movement coordination services, direct and central billing in U.S. dollars, and access to the Company's 24-hour worldwide computerized reservation system, the CIRS.

          The Company's fleet, primarily vehicles which are owned and operated by independent operators in the owned and operated locations, contains four types of vehicles: chauffeured sedans, limousines, vans and minibuses, some of which can carry up to 30 persons. In addition, the Company subcontracts from time to time for buses that can carry a greater number of passengers. The vehicles of the Company's licensees and affiliates in larger markets are similar to the Company's fleet, and in smaller markets generally consist of only chauffeured sedans and limousines. All vehicles are driven by uniformed professional chauffeurs, most of whom own the vehicles that they drive. Each such chauffeur drives a clean, late model vehicle with amenities important to the business traveler, such as cellular telephones and daily newspapers.

             Owned and Operated Companies. The Company owns and operates chauffeured vehicle service companies providing service to New York, San Francisco, Indianapolis, Los Angeles, London, Washington, D.C., South Florida, and Philadelphia. Revenue, net provided by these companies represented approximately 76.1% of the Company's revenue, net in fiscal 1996 and 81.2% in fiscal 1997.

             Licensees. The Company has 39 licensees serving 106 cities in the United States and 24 licensees serving 105 cities outside the United States, all of which operate under the Carey name. Revenue provided by the Company's licensees represented approximately 17.1% and 14.7% of the Company's revenue, net in fiscal 1996 and 1997, respectively.

          The Company's domestic license fee ranges from $15,000 to $75,000, depending upon the size of the market. The sum of the continuing fees paid by the domestic licensee varies, but annually is generally less than 10% of its revenues or, in some cases, less than 10% of an excess above a specified base. Substantially all candidates appointed as domestic licensees have been in business for at least 10 years prior to the grant of a license. The term of a domestic license agreement entered into prior to January 1, 1996 is perpetual and subsequent to January 1, 1996 is 10 years.

          International licensees historically have not paid annual license fees; rather, they have paid a commission on business referred to them. The term of an international license agreement usually is from year to year, although in a few cases it is perpetual.

          Under the domestic license agreement, the Company provides the licensee with: (i) the right to use the "Carey" name, (ii) participation in the CIRS, (iii) various consulting services, (iv) identification in various travel directories, (v) access to bulk purchasing arrangements for automobiles, parts and maintenance materials, and (vi) national sales and marketing services. In the event of a proposed transfer of a license or a licensee, the Company has the right to approve the transfer. In addition, for most license agreements executed prior to January 1, 1996 and all license agreements executed on or after January 1, 1996, Carey retains a right of first refusal by which it may acquire any license or licensee upon the same terms as the license or licensee is proposed to be sold.

          Typically, a licensee candidate acts as an affiliate before being selected as a licensee. Licensees operate according to strict service guidelines specified by the Company and market the Carey name in conjunction with the Company's overall marketing program. The Company conducts ongoing quality assurance programs and annual audits of licensees to insure that the licensees have met the high service standards set forth by the Company. The Company has the right to terminate any license if the licensee fails to comply with such standards.

             Affiliates. The Company utilizes affiliates to provide services to its clients in cities where the Company does not have Company-owned operations or licensees. Affiliates are not licensed to use the Carey name and do not pay license fees to the Company, but must meet the Company's quality standards in order to receive referred business. Pursuant to oral agreements between the Company and its affiliates, the Company is entitled to receive a commission of

   15% of net vehicle revenues for all referred business. The Company's affiliates are located in 121 cities in the United States and 67 cities outside the United States. Revenue provided by the Company's affiliates represented approximately 1.8% and 1.3% of the Company's revenue, net in fiscal 1996 and 1997, respectively.

   CAREY INTERNATIONAL RESERVATION SYSTEM (CIRS)

          The hub of the Company's network of service providers is the CIRS, the Carey International Reservation System. The CIRS is operated on a 24-hour basis by Carey's central reservation department, which processes reservations through the Company's proprietary computer system. The central reservation department receives reservations through the Company's toll free "800" telephone number (800-336-4646), by fax or telex, or through one of the six major airline reservation systems, SABRE, APOLLO, WORLDSPAN, GALILEO, BABS and SITA. These airline systems allow travel agencies, corporate travel departments and government offices to access the CIRS through over 300,000 reservation terminals worldwide. The Company charges a licensee or affiliate for each reservation referred to the licensee or affiliate through the CIRS.

          The CIRS can be accessed for up-to-date tariffs both in dollars and foreign currency for 420 cities throughout the world. Through the CIRS, the Company's reservation and customer service personnel have instant access to all rates, services offered, types of vehicles available and special airport greeting capabilities in each individual city. Individual customer profiles are maintained including vehicle and chauffeur preferences, frequent pick-up points, addresses and directions, billing requirements and account status.

          The CIRS is used to make arrangements for a broad range of business and consumer applications such as transportation to and from airports, association and industry meeting and functions, road shows, transportation related to incentive travel, boards of directors meetings and sight seeing tours. Special customer service facilities are available with direct phone lines, including a special service desk, executive VIP desk, international tour desk, special event desk and road show desk.

          The CIRS utilizes client/server architecture and proprietary software developed over a five-year period which allows constant input into a complex international network linking more than 65 countries. A primary strength of the CIRS is the reliability of its reporting and control systems which verify all reservations for complete information, customer service requirements and accounting authorizations. The CIRS also contains customers' invoicing programs to allow central billing directly through the system for all services used worldwide. In addition, the system's ability to track reservations allows more accurate and detailed analyses for marketing purposes.

          In 1992, the Company began leasing its reservation and operating systems to its licensees. These systems create a basis for certain licensees to have direct access to the CIRS and provide them with the ability to book local reservations, dispatch vehicles and account for chauffeured vehicle services.

   MARKETING, SALES AND CUSTOMER SERVICE

          The Company believes that "Carey," a registered service mark, is a highly recognized name in the chauffeured vehicle service and travel industries worldwide. The Company intends to continue to expand recognition of the "Carey" name through its marketing and promotional efforts. Carey has developed an extensive marketing program directed at both the travel arranger and the end user of chauffeured vehicle services. The program consists of directory listings, advertising, direct mail, public relations, cooperative promotional and joint marketing programs, attendance at and sponsorship of travel-related conventions and workshops and direct selling. The direct sales force serving the Company and its licensees currently consists of approximately 30 professionals.

          Carey is listed in approximately 95 travel directories which are used by travel arrangers to obtain information on travel related services. Advertising targeted at travel arrangers is placed in over 35 trade journals including Business Travel Executive, Travel Weekly, Travel Trade and Business Travel News. In addition, the Company advertises extensively in magazines and newspapers, consumer association books, hotel room information books and the Yellow Pages, and on radio and television in selected markets.

          The Company's continuing direct mail program is targeted at both the travel arrangers and the end users. The program distributes approximately two million promotional pieces annually. Most major travel arrangers receive at least six direct mail pieces per year which include announcements of new services, news on service providers and reservation programs, the Carey Newsletter and listings of rates. End users and arrangers receive promotional pieces on Carey when they are billed for the Company's services.

          The Company's marketing program seeks to build upon brand name acceptance, customer loyalty, service know-how, technology and strategic market relationship with other leaders in the travel and tourism industry, such as airlines, travel agencies, credit card companies and central reservation systems. The Company also is involved in promotional and cooperative agreements with American Express Platinum Card and Gold Card, Diner's Club "Club Chauffeur" program, British Airways, Air France and various cruise lines.

          The Company believes that the retention and expansion of existing business is as important as new sales. Carey has established a base of loyal customers in part by monitoring the standard of service through its quality assurance and customer service programs. To assure that the Company continues to provide consistently high quality and reliable service, Carey operates a five-part quality assurance program. The Company's quality assurance program utilizes survey cards that are sent to customers and travel arrangers. Approximately 90% of the quality assurance cards returned to Carey during the twelve-month period ended November 30, 1997 rated the Company's reservation services, chauffeurs and vehicles as "excellent." Carey's quality assurance program includes evaluations performed by an independent consultant to measure the quality of chauffeur services, the appearance of chauffeurs and vehicles and the availability of other amenities, such as cellular phones and daily newspapers.

   INDEPENDENT OPERATORS

          An important component of Carey's strategy involves the preferred use of independent operators rather than of salaried chauffeurs operating Company-owned vehicles. An independent operator takes responsibility for owning, operating and maintaining his or her own vehicle. The Company believes that acting as an independent operator creates incentives for the chauffeur to become more productive, efficient and service-oriented, thereby increasing the profitability of the chauffeur and the Company. The objective of the Company's independent operator strategy is to instill in each chauffeur the sense of responsibility and dedication characteristic of an independent business owner.

          The use of independent operators allows the Company to reduce its labor and capital costs, convert fixed costs to variable costs and generate revenues from fees paid by independent operators. Because of the greater responsibility borne by independent operators, the Company is able to allocate fewer resources to oversee its vehicle operations. As a result, the Company can focus to a greater extent on support services, business development, administration, billing, quality assurance and sales and marketing.

          Each independent operator enters into an agreement with the Company to provide prompt and courteous service to the Company's customers with a properly maintained, late model vehicle consistent with the Company's standards. The cost of a new vehicle ranges from $35,000 to $65,000, depending upon whether it is a sedan or a limousine and the features included in the vehicle. Each new independent operator agrees to pay an initial fee to the Company, acquire his or her vehicle and pay all of the maintenance and operating expenses of the vehicle, including gasoline.

          Prior to December 1996, the Company's typical agreement with an independent operator had a term of 10 years and provided for a fee ranging from $30,000 to $45,000 (depending on the local market) that was financed by the Company at an annual interest rate of 9% to 12%. The notes evidencing such financing generally were sold by the Company to third parties. Since December 1996, the independent operator agreements entered into by the Company generally have provided for, and the Company intends that future agreements will provide for, a term of 15 years, fees of $45,000 to $75,000 and an interest rate of 15% per year. Currently, the Company does not intend to continue its former practice of selling to third parties notes evidencing independent operator financing. To date, the Company has not incurred any material losses as a result of defaults under such notes, and any potential future losses will be mitigated from an accounting perspective because of the Company's policy of deferral of revenue recognition in connection with independent operator fees.

          The independent operator agreement provides that the Company will bill and collect all revenues (as defined in the agreement) and remit to the independent operator 60% to 67% of such revenues. In this arrangement, the Company assumes the risk of collecting from each customer and generally pays the independent operator his or her share regardless of whether the Company is paid by the customer. An independent operator's failure to meet the high standards of service associated with the Carey name constitutes a breach of the agreement and gives rise to a right of the Company to terminate the agreement.

          Independent operators also generally require financing to purchase their vehicles. Typically, independent operators have utilized banks, vehicle financing companies or CLI Fleet, Inc. ("CLI Fleet"), a finance company that specializes in providing financing to the chauffeured vehicle service industry.

   CUSTOMERS

          The Company's customer list exceeds 75,000 individuals and organizations that are dispersed across many different industries and geographic locations. No client accounted for more than 5% of the Company's revenue, net in 1997. The Company's major clients include companies in the airline, travel and related services, finance, manufacturing, pharmaceutical, insurance, publishing, oil and gas exploration, entertainment, tobacco and food and beverage industries.

   COMPETITION

          The chauffeured vehicle service industry is highly competitive and fragmented, with few significant national participants operating a multi-city reservation system. Each local market usually contains numerous local participants as well as a few companies offering regional and national service. Chauffeured vehicle service providers compete primarily on the basis of price, quality, scope of service and dependability. The Company also competes with service providers offering alternative modes of transportation, such as buses, jitney services, taxis, radio cars and rental cars. The Company believes that its high quality of service and dependability have allowed it to compete effectively in its markets. Carey competes both for customers and for possible acquisitions. The Company expects its business to become more competitive as existing competitors expand and additional companies enter the industry. Certain of the Company's existing competitors have, and any new competitors that enter the industry may have, access to significantly greater financial resources than the Company.

   GOVERNMENT REGULATION

          The Company's chauffeured vehicle service operations are subject to various state and local regulations and, in many instances, require permits and licenses from state and local authorities. In addition, the Company is regulated by the Federal Highway Administration with respect to, among other things, minimum vehicular insurance requirements. The Company believes that it has all required permits and licenses to conduct its operations and that it is in substantial compliance with applicable regulatory requirements relating to its operations.

          The Company is subject to federal and state laws, rules and regulations governing the offer and sale of franchises. A number of states have enacted laws that require detailed disclosure in the offer and sale of franchises and/or the registration of the franchisor with state administrative agencies. The Company is also subject to Federal Trade Commission and state regulations relating to disclosure requirements in the sale of franchises. Certain states have enacted, and others may enact, legislation governing certain aspects of the franchise relationship and limiting the ability of the franchisor to terminate or refuse to renew a franchise. The law applicable to franchise sales and relationships is rapidly developing, and the Company is unable to predict the effect on its franchise system of additional requirements or restrictions that may be enacted or promulgated or of court decisions that may be adverse to franchisors. Due to the scope of the Company's business and the complexity of franchise regulation, compliance problems may be encountered from time to time.

   INSURANCE

          The Company is exposed to claims for personal injury or death and property damage as a result of automobile accidents involving chauffeured vehicles operated by its employees and independent operators and by its licensees and their drivers. The Company purchases automobile liability, automobile collision and comprehensive damage, general liability, comprehensive property damage, workers' compensation and other insurance coverages that management considers adequate for the protection of the Company's assets and operations, although there can be no assurance that the coverages and limits of such policies will be adequate. The Company's standard license agreement requires that its licensees purchase similar types of insurance and name the Company as a named insured in such insurance policies. A successful claim against the Company beyond the scope of its or its licensees' insurance coverage or in excess of its or its licensees' limits could have a material adverse effect on the Company's business, financial condition and results of operations.

   FACILITIES

          The Company owns facilities in Alexandria, Virginia and Long Island City, New York used by owned and operated chauffeured vehicle service companies providing services in the Washington, DC and New York metropolitan areas, respectively. The Company leases its corporate headquarters in Washington, DC and also leases seven administrative and/or operating facilities in California, New York, Indiana, Pennsylvania, Florida and London. Management believes that the Company's facilities are adequate for its present needs and that suitable additional or replacement space will be available as required.

   EMPLOYEES AND INDEPENDENT OPERATORS

          As of November 30, 1997, the Company had 488 full-time employees (125 of whom were chauffeurs) and 178 part-time employees (116 of whom were chauffeurs). As of November 30, 1997, the Company also had agreements with 452 independent operators. The Company is not a party to any collective bargaining agreement.

   INTELLECTUAL PROPERTY

          The Company is the registered owner of two United States service marks covering the "Carey" name. The Company believes that customer and travel arranger recognition of these marks has contributed to its success. The Company is not affiliated with Carey Transportation, Inc., a company that provides bus transportation services in the metropolitan New York City area. Except for Carey Transportation, Inc., the Company believes it has the exclusive right to use the "Carey" name in connection with transportation services in all locations in which it either owns and operates a chauffeured vehicle service company or maintains a licensee.

 Item 2.  Properties
          ----------

          The Company leases approximately 14,000 square feet in Washington, DC for its executive and administrative offices and its central reservation capabilities. The lease expires in 2007. Of the nine buildings occupied by the company-owned operations, on November 30, 1997 seven were leased and two were owned. The facilities leased by the company-owned operations range in size from 1,750 to 38,000 square feet and provide for annual minimum lease rentals ranging from $31,500 to $340,000, with the average approximating $101,500 a year.

          The Company owns two buildings located in Long Island City, New York and Alexandria, Virginia which house the operations of Manhattan International Limousine Network, Ltd. and Carey Limousine DC, Inc. The property in Alexandria, Virginia is mortgaged to collateralize indebtedness (see Note 6 of Notes to Consolidated Financial Statements).
                     -

Item 3.   Legal Proceedings
          -----------------

          The Company, certain of the Company's subsidiaries and certain officers and directors of the Company were named in a civil action filed on May 16,1996 in the United States District Court for the Eastern District of Pennsylvania entitled "Felix v. Carey International, Inc., et al." The Company has reached a settlement with the plaintiff and plaintiff's counsel. The settlement did not have a material effect on the Company's business, financial condition, results of operations or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year 1997.

Item 4.a  Background of Management
          ------------------------

          EXECUTIVE OFFICERS

             The following table sets forth certain information pertaining to the executive officers of the Company.


               NAME               AGE                CURRENT POSITION
               ----               ---                ----------------
      Vincent A. Wolfington.....   57  Chairman of the Board and Chief Executive
                                       Officer

      Don R. Dailey.............   60  President and Director

      Guy C. Thomas.............   59  Executive Vice President - Operations

      David H. Haedicke.........   51  Executive Vice President and Chief
                                       Financial Officer

      Richard A. Anderson, Jr...   52  Senior Vice President

      Sally A. Snead............   37  Senior Vice President - Information
                                       Systems

      John C. Wintle............   51  Senior Vice President - Europe

      Paul A. Sandt.............   37  Vice President and Chief Accounting
                                       Officer

      Devin J. Murphy...........   31  Senior Vice President and Chief
                                       Development Officer

      S. Terrell Mellen.........   41  Senior Vice President - Sales and
                                       Marketing

             Vincent A. Wolfington, a co-founder of the Company, has served as its Chairman of the Board of Directors and Chief Executive Officer since 1979. For over 25 years, Mr. Wolfington has been involved in the limousine industry and directly associated with the Carey system of licensees and affiliates. Mr. Wolfington has served as a consultant to the National Academy of Sciences Transportation Research Board, President of the National Para-transit Association and a member of the International Limousine Association. Mr. Wolfington currently is a member of the Executive Committee of the World Travel and Tourism Council.

             Don R. Dailey has been President and a director of the Company, which he co-founded, since 1979. Mr. Dailey has been directly involved in the limousine business for over 30 years. Mr. Dailey serves on a number of boards and committees related to the travel industry, including the National Business Travel Association, the International Business Travel Associates, the Association of Corporate Travel Executives, the National Limousine Association and the International Limousine Association (as its past president and member of its executive committee.)

             Guy C. Thomas has served as Executive Vice President - Operations of the Company since 1987. Mr. Thomas has served on a number of boards and committees related to the travel industry, including the National Business Travel Association, the Greater Washington Area Passenger Traffic Association, the American Society of Association Executives, Meeting Planners International, the Association of Corporate Travel Executives, the National Limousine Association and the International Taxicab and Livery Association.

             David H. Haedicke has been an Executive Vice President and Chief Financial Officer of the Company since October 1996. From August 1996 to October 1996, he was Senior Vice President and Chief Financial Officer of Infotechnology, Inc., Hadron, Inc. and Comtex Scientific Corporation, an affiliated group of companies engaged in systems management and software development. From September 1993 to May 1996, he was Chief Financial Officer of Walcoff & Associates, Inc., a communications and information management firm. From June 1991 to September 1993, he was Chief Financial Officer and Vice President of Xsirus, Inc., a high technology research and development company. Mr. Haedicke also was a partner at Ernst & Young L.L.P. from 1985 to June 1991, and was an employee at that firm from 1973 to 1985. Mr. Haedicke is a Certified Public Accountant.

             Richard A. Anderson, Jr. has served as Senior Vice President of the Company since December 1988. Mr. Anderson also was Chief Operating Officer of the Company's New York subsidiary, Carey Limousine NY, Inc., from December 1988 until August 1997. Mr. Anderson is a member of the New York Taxi and Limousine Commission's Limousine Advisory Board, a former board member of the Association of Corporate Travel Executives, a member of the National Business Travel Association and Meeting Planners International, and Honorary Board Member of Executive Women International, NY.

             Sally A. Snead has served as the Company's Senior Vice President-Information Systems since June 1993. From January 1987 to June 1993, she was Executive Vice President and General Manager of Carey Limousine L.A., Inc. She is a member of Executive Women International, the National Business Travel Association, the Association of Corporate Travel Executives and the National Limousine Association.

             John C. Wintle has served as the Company's Senior Vice President-Europe since May 1996 and as Executive Vice President and Managing Director of Carey U.K. Ltd., a subsidiary of the Company, since March 1996. From 1982 to February 1996, Mr. Wintle served Savoy Hotel PLC ("Savoy") and its affiliates, including Camelot Barthropp Ltd. ("Camelot"), in various capacities. From March 1993 to February 1996, Mr. Wintle was Executive Vice Chairman of Camelot, which was acquired by Carey U.K. Ltd. in February 1996. Previously, from 1989 to 1993, Mr. Wintle was General Manager, Restaurant Division, of several entities affiliated with Savoy. From 1982 to 1989, Mr. Wintle had been Group Financial Controller at Savoy.

             Paul A. Sandt has served as a Vice President and Chief Accounting Officer of the Company since October 1994. From May 1992 through September 1994, Mr. Sandt was a staff member with the Securities and Exchange Commission, and from December 1990 through May 1992, he was Director of Finance of The Kline Automotive Group. From 1984 through 1990, he was employed by Coopers & Lybrand L.L.P. Mr. Sandt is a Certified Public Accountant.

             Devin J. Murphy has served as a Vice President of the Company since May 1996, and became Senior Vice President and Chief Development Officer in April 1997. Mr. Murphy received a Master's Degree in Business Administration from Duke University in May 1996. For the six years prior to the commencement of his MBA program in September 1994, Mr. Murphy held various sales and marketing positions at companies within the information technology industry. These companies include Bay Networks, Inc., where Mr. Murphy was Marketing Manager from January 1993 to August 1994, Motorola Inc., where he was Manager, Major Accounts from February 1991 to January 1993, and Hewlett-Packard Co. Inc., where he was Territory Manager from 1988 to 1991.

             S. Terrell Mellen has served as Senior Vice President -Sales and Marketing of the Company since September 1997. From September 1994 until September 1997, Ms. Mellen was Executive Director of the Association of Corporate Travel Executives (ACTE), a professional organization serving 1,800 members in 13 countries. From October 1988 until September 1994; Ms. Mellen was Director of Marketing and Industry Relations for the Air Travel Card, a corporate payment system issued by seven major U.S. airlines. Prior to joining Air Travel Card, Ms. Mellen held sales positions at Computer Associates International and Piedmont Airlines.

PART II
-------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

                          PRICE RANGE OF COMMON STOCK

          The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CARY." The following table sets forth for each period indicated the high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                               HIGH      LOW
                                                              -------- -------

      May 28, 1997 through June 30, 1997...................   $15 5/8  $11

      July 1, 1997 through August 31, 1997.................    15 1/2   13 1/2

      September 1, 1997 through November 30, 1997..........    18       13 3/4

      December 1, 1997 through February 23, 1998...........    17 5/8   14 7/8

          On February 23, 1998, the last reported sale price of the Common Stock was $17.25 and there were approximately 107 holders of record of Common Stock.

                                DIVIDEND POLICY
                                ---------------

          The Company intends to retain all earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of dividends on the Common Stock will depend upon the Company's future earnings, results of operations, capital requirements and financial condition and any other factor the Board of Directors of the Company may consider. The Company's agreements with its principal lenders prohibit dividend payments.

Item 6.   Selected Financial Data
-------   -----------------------

                     SELECTED CONSOLIDATED FINANCIAL DATA

          The selected consolidated financial data as of November 30, 1993, 1994, 1995, 1996, and 1997 and for each of the five years in the period ended November 1997 have been derived from the consolidated financial statements of the Company. The selected consolidated financial data and the consolidated financial statements of the Company have been prepared to give retroactive effect to the merger of Indy Connection Limousine, Inc. and subsidiary ("Indy Connection") with and into the Company on October 31, 1997. The merger was accounted for as a pooling-of-interests.

          The selected consolidated financial data of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this document.

                                                                    Fiscal Year Ended November 30,
                                                      -----------------------------------------------------------
                                                        1993        1994        1995        1996          1997
                                                      ---------   ---------   ---------   ---------     ---------
                                                            (In thousands, except share and per share data)
Consolidated Statement of Operations Data:
   Revenue, net...........................            $  33,651   $  40,314   $  48,969   $  65,545     $  86,378
   Cost of revenue........................               24,495      27,700      33,027      43,649        57,890
                                                      ---------   ---------   ---------   ---------     ---------
   Gross profit...........................                9,156      12,614      15,942      21,896        28,488

   Selling, general and administrative
    expense...............................                9,336      11,043      14,081      16,727        20,112
                                                      ---------   ---------   ---------   ---------     ---------

   Operating income (loss)................                 (180)      1,571       1,861       5,169         8,376

   Interest income (expense) and other
    income (expense)......................               (1,367)     (1,446)     (1,492)     (1,380)         (690)
                                                      ---------   ---------   ---------   ---------     ---------

   Income (loss) before provision  for
    income taxes..........................               (1,547)        125         369       3,789         7,686
   Provision for income taxes.............                   10         163         271         294         3,163
                                                      ---------   ---------   ---------   ---------     ---------
   Net income (loss)......................            $  (1,557)  $     (38)  $      98   $   3,495     $   4,523
                                                      =========   =========   =========   =========     =========
   Pro forma net income per share.........                                                $    0.90/1/  $    0.76/1/
                                                                                          =========     =========
   Pro forma weighted average shares
    outstanding...........................                                                4,213,320/1/  6,188,010/1/
                                                                                          =========     =========

Consolidated Balance Sheet Data:
   Working capital (deficit)..............            $     903   $     531   $  (1,948)  $  (2,188)    $   4,999
   Total assets...........................               30,028      29,494      38,729      43,967        85,394
   Long-term debt, less current
    maturities............................               12,827      12,276      14,502      12,039         4,132
   Deferred revenue/2/....................                4,330       4,484       4,726       6,181        13,396
   Total stockholders' equity.............            $   4,771   $   4,218   $   4,197   $   7,573     $  48,300

------------------------

1. Gives effect to the conversion of certain preferred stock and subordinated debt into Common Stock and the elimination of associated interest expense on the subordinated debt as a result of the Recapitalization (defined in Note 17 to the Company's Consolidated Financial Statements).
2. Represents the balance of the fees deferred in connection with independent operator agreements less amounts previously recognized. Such fees are recognized ratably over the terms of the agreements, which typically range from 10 to 20 years. See the Notes to the Company's Consolidated Financial Statements.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in this document. Unless otherwise indicated or the context otherwise requires, each reference to a year is to the Company's fiscal year which ends on November 30 of such year.

OVERVIEW

     The Company generates revenues primarily from chauffeured vehicle services provided by (i) Carey's owned and operated businesses and (ii) Carey's licensees and affiliates when services provided by such licensees and affiliates are billed through the Company's central reservation and billing system. In 1996 and 1997, approximately 76.1% and 81.2%, respectively, of the Company's revenue, net was generated by chauffeured vehicle services provided by the Company's owned and operated businesses, approximately 14.1% and 12.2%, respectively, was generated by chauffeured vehicle services provided by the Company's licensees and billed by the Company, and approximately 1.8% and 1.3%, respectively, was generated by chauffeured vehicle services provided by the Company's affiliates and billed by the Company. Carey also generates revenues from its licensees through fees (both initial and monthly) related to (i) licensing the use of its name and service mark, (ii) its central reservation and billing services and
(iii) its marketing activities. In 1996 and 1997 approximately 3.0% and 2.6%, respectively, of the Company's revenue, net was generated from its licensees through such fees. To a lesser extent, the Company derives revenues from the payment of fees by independent operators. The Company recognizes revenues from these fees ratably over the terms of the independent operators' agreements with the Company, which typically range from 10 to 20 years.

     Cost of revenue primarily consists of amounts due to the Company's independent operators. The amount due to independent operators is a percentage (ranging from 60% to 67%) of the charges of services provided, net of discounts and commissions. Cost of revenue also includes amounts due to the Company's licensees and affiliates for chauffeured vehicle services provided by them and billed by the Company. Such amounts generally include the charges for service provided less a referral fee ranging from 15% to 25% of net vehicle service revenue. Cost of revenue includes costs associated with owning and maintaining the vehicles owned by the Company, telecommunications expense, salaries and benefits for reservationists, marketing expenses for the benefit of licensees, and commissions due to travel agents and credit card companies.

     Selling, general and administrative expenses consist primarily of compensation and related benefits for the Company's officers and administrative personnel, marketing and promotional expenses for the Company's owned and operated chauffeured vehicle service companies, and professional fees, as well as amortization costs related to the intangibles recorded as a result of the Company's acquisitions.

     In addition to internal growth from the Company's sales and marketing efforts, an important component in the Company's growth to date has been the acquisition of its licensees and other chauffeured vehicle service companies. Since December 1994, Carey has acquired 12 chauffeured vehicle service companies. These acquisitions were made for cash, the issuance or assumption of notes, and/or issuance of Common Stock. Eleven of these acquisitions were accounted for using the purchase method of accounting. A substantial majority of the purchase price paid by the Company in each such acquisition represented goodwill, franchise rights (if a license was acquired) and/or intangibles. The Company's October 1997 acquisition of Indy Connection was accounted as a pooling-of-interest.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     The results of operations for the acquired companies accounted for by the purchase method have been included in the Company's consolidated financial statements from their respective dates of acquisition. Carey expects to benefit from its acquisitions by consolidating general and administrative functions, increasing operating efficiencies, and, in acquisitions where it converts salaried chauffeurs to independent operators, eliminating the overhead and capital costs associated with employing salaried chauffeurs, leasing garages, maintaining parts and fuel inventories, and owning and operating vehicles. The Company generally realizes these benefits within six to twelve months after an acquisition, depending upon whether the acquisition is of a chauffeured vehicle service company in a location in which the Company already operates, or of a licensee in a market where Carey has yet to establish operations.

     In June 1997 the Company completed an initial public offering of 3,335,000 shares of Common Stock (the IPO).

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data for the Company expressed as a percentage of revenue, net.

                                                                Fiscal Year Ended November 30,
                                                                ------------------------------
                                                                   1995       1996      1997
                                                                ---------    ------    -------
Revenue, net.................................................       100.0%    100.0%     100.0%
Cost of revenue..............................................        67.4      66.6       67.0
                                                                ---------    ------    -------

Gross profit.................................................        32.6      33.4       33.0
Selling, general and administrative expense..................        28.8      25.5       23.3
                                                                ---------    ------    -------
Operating income.............................................         3.8       7.9        9.7

Interest income (expense) and other income (expense).........        (3.0)     (2.1)      (0.8)
                                                                ---------    ------    -------

Income before provision  for income taxes....................         0.8       5.8        8.9
Provision  for income taxes..................................         0.6       0.5        3.7
                                                                ---------    ------    -------
Net income...................................                         0.2%      5.3%       5.2%
                                                                =========    ======    =======

YEAR ENDED NOVEMBER 30, 1997 COMPARED TO YEAR ENDED NOVEMBER 30, 1996

     Revenue, Net. Revenue, net increased $20.8 million or 31.8% from $65.5 million in 1996 to $86.4 million in 1997. Of the increase, $8.8 million resulted from expanded use of the Carey network,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

including an increase in business from corporate travel customers and business travel arrangers. The remaining $12.0 million of the increase was due to the revenues from companies acquired by Carey, including Manhattan International Limousine Network Ltd ("Manhattan Limousine"), which was acquired on June 2, 1997, Carey U.K., which was acquired February 29, 1996 and Commonwealth Limousine, which was acquired on October 1, 1997.

     Cost of Revenue. Cost of revenue increased $14.2 million or 32.6% from $43.6 million in 1996 to $57.9 million in 1997. The increase was primarily attributable to higher costs due to increased business levels and to cost of revenue of acquired corporations. Cost of revenue increased slightly as a percentage of revenue, net from 66.6% in 1996 to 67.0% in 1997, primarily reflecting increases in telephone, chauffeur and certain other costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $3.4 million or 20.2% from $16.7 million in 1996 to $20.1 million in 1997. The increase was largely due to the costs of additional personnel, increased marketing expenses and increased administrative expenses related to acquired operations and generally in support of higher business levels. Selling, general and administrative expenses decreased as a percentage of revenue, net from 25.5% in 1996 to 23.3% in 1997 largely due to the fact that the Company's revenue, net has increased more rapidly than its administrative costs.

     Interest Expense. Interest expense decreased approximately $756,000 or 39.8% from approximately $1.9 million in 1996 to approximately $1.1 million in 1997. Interest expense decreased as a percentage of revenue, net from 2.9% in 1996 to 1.3% in 1997. The decrease resulted from both the use of proceeds from the Company's initial public offering ("IPO") to repay outstanding debt and the conversion of subordinated and certain other debt to Common Stock coincident with the IPO.

     Provision for Income Taxes. The provision for income taxes increased approximately $2.9 million from approximately $294,000 in 1996 to approximately $3.2 million in 1997. The increase primarily related to the increase in pre-tax income of the Company from approximately $3.8 million in the 1996 to $7.7 million in the 1997. In addition, the Company utilized the benefit of net operating loss carryovers ("NOLs") in determining its provision for income taxes in 1996, but such NOLs were not available to the Company in 1997.

     Net Income. As a result of the foregoing, the Company's net income increased approximately $1.0 million or 29.4% from approximately $3.5 million in 1996 to approximately $4.5 million in 1997.

YEAR ENDED NOVEMBER 30, 1996 COMPARED TO YEAR ENDED NOVEMBER 30, 1995

     Revenue, Net. Revenue, net increased approximately $16.6 million or 33.8% from $49.0 million in 1995 to $65.5 million in 1996. Of the increase, approximately $10.2 million was contributed by existing operations as a result of expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers, and approximately $6.4 million was due to revenues of companies which were acquired from December 1994 through February 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     Cost of Revenue. Cost of revenue increased approximately $10.6 million or 32.2% from $33.0 million in 1995 to $43.6 million in 1996. The increase was primarily attributable to higher costs due to increased business levels. Cost of revenue decreased as a percentage of revenue, net from 67.4% in 1995 to 66.6% in 1996 as a result of spreading the fixed costs of the Company's reservations infrastructure over a larger revenue base.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.6 million or 18.8% from $14.1 million in 1995 to $16.7 million in 1996. The increase was largely due to higher administrative costs associated with additional personnel, increased marketing expenses, and higher amortization of intangibles as a result of the acquisitions. Selling, general and administrative expenses decreased as a percentage of revenue, net from 28.8% in 1995 to 25.5% in 1996 as a result of an increase in revenue without a corresponding increase in administrative costs.

     Interest Expense. Interest expense was $1.9 million in 1995 and 1996, respectively. Interest expense decreased as a percentage of revenue, net from 3.9% in 1995 to 2.9% in 1996.

     Provision for Income Taxes. The provision for income taxes increased approximately $24,000 from approximately $271,000 in 1995 to approximately $294,000 in 1996. Prior to 1996, the Company recorded a valuation allowance against its net deferred tax assets. This allowance was eliminated in 1996 in accordance with generally accepted accounting principles and this reduced the net provision for income taxes in 1996 by approximately $1.5 million. The increase in the provision recordable in 1996, which was offset by the effect of eliminating the valuation allowance against deferred tax assets, was attributable to the Company's increased pretax profit level in 1996 which exceeded the beneficial tax effect of net operating loss carryforwards of prior years. The Company utilized the full amount of its remaining net operating loss carryforwards in 1996.

     Net Income. As a result of the foregoing, the Company's net income increased approximately $3.4 million to approximately $3.5 million in 1996 compared to a net income of approximately $98,000 in 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

QUARTERLY RESULTS

     The following table presents unaudited quarterly financial information for 1995, 1996 and 1997. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the results for such quarters.


                                                   Quarterly Results
                    -------------------------------------------------------------------------------
                                      $                                        %
                    --------------------------------------   --------------------------------------
                               (In thousands)
                                        Operating  Net                           Operating   Net
                    Revenue,  Gross     income     income    Revenue,   Gross    income      income
                    net       profit    (loss)     (loss)    net        profit   (loss)      (loss)
                    --------  ------    ---------  ------    --------   ------   ---------  -------
1997
  February 28.....  $15,595   $5,126      $  912   $  366      100.0%    32.9%        5.8%      2.3%
  May 31..........   18,690    6,495       1,990    1,008      100.0     34.8        10.6       5.4
  August 31.......   22,932    7,574       2,022    1,180      100.0     33.0         8.8       5.1
  November 30.....   29,161    9,293       3,452    1,969      100.0     31.9        11.8       6.8
1996
  February 29.....   12,892    4,232         490       36      100.0     32.8         3.8       0.3
  May 31..........   16,695    5,674       1,459      750      100.0     34.0         8.7       4.5
  August 31.......   16,073    5,472       1,343      681      100.0     34.0         8.4       4.2
  November 30.....   19,885    6,518       1,877    2,028      100.0     32.8         9.4      10.2
1995
  February 28.....    9,503    3,081         (42)    (385)     100.0     32.4        (0.4)     (4.1)
  May 31..........   11,865    3,874         548      111      100.0     32.7         4.6       0.9
  August 31.......   11,686    3,610         (27)    (538)     100.0     30.9        (0.2)     (4.6)
  November 30.....   15,916    5,377       1,382      910      100.0     33.8         8.7       5.7

     The Company believes that its future operating results may continue to be subject to quarterly variations caused by such factors as seasonal business travel, variable scheduling of special events and the timing of acquisitions by the Company. The Company's least profitable quarter generally has been the first quarter (ending February 28 or 29), and its most profitable quarter generally has been the fourth quarter (ending November 30).

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $2.5 million from $2.9 million at November 30, 1996 to $5.3 million at November 30, 1997. Operating activities provided net cash of $3.4 million during 1997. The overall net increase in cash and cash equivalents during 1997 primarily related to the cash proceeds to the Company from its IPO and net cash provided by operations, offset by the use of such cash to retire debt, acquire Manhattan Limousine and redeem certain shares of preferred stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     Cash used in investing activities increased by $8.0 million over 1996. Cash of $1.7 million was used in 1996 to acquire operations in London, whereas $8.4 million of cash was used in 1997 to acquire Manhattan Limousine and Commonwealth and to make additional payments of contingent consideration for the London acquisition.

     Cash provided by financing activities increased by $11.9 million over 1996, primarily as a result of the net proceeds from the IPO, after using such proceeds to retire debt and complete the Recapitalization.

     In connection with the IPO, the Company issued a total of 3,335,000 shares of Common Stock and received proceeds, net of underwriters' discounts and commissions and offering costs, of $30.6 million. The Company utilized the net proceeds from the IPO to repay principal on indebtedness of approximately $7.1 million and to fund the Recapitalization by repaying principal on subordinated indebtedness of approximately $912,000 and redeeming preferred stock for $3.1 million. Additionally, the Company completed its acquisition of Manhattan Limousine by paying $11.8 million to the sellers of Manhattan Limousine and repaying $3.5 million of indebtedness of Manhattan Limousine. The remaining net proceeds has been used for acquisitions and other general corporate purposes, including working capital.

     As part of the Recapitalization, a further $4.9 million of debt was converted to Common Stock of the Company. At November 30, 1997, the Company had borrowings of $3.8 million, approximately $997,000 of which is to be repaid over the next 12 months.

     On August 15, 1997, the Company entered into a senior credit facility with three banks consisting of a secured revolving line of credit of $25.0 million (the "Facility"). The Facility, which may be used for acquisitions and working capital, is collateralized by the assets of the Company and its domestic operating subsidiaries and by a pledge of the stock of its international subsidiary. The Facility also provides availability for the issuance of letters of credit. Loans made under the revolving line of credit bear interest at the Company's option at either the bank's prime lending rate or 2.0% above the LIBOR rate. Commitment fees equal to 0.375% per annum are payable on the unused portion of the revolving line of credit. On the second anniversary of the Facility, outstanding balances under the Facility will convert to a five-year term loan, which will bear interest either at a fixed rate (subject to availability) or at a variable LIBOR or prime-based rate with adjustments determined based on the Company's earnings. The terms of the Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinated to borrowings under the Facility and (iii) require the Company to comply with certain financial covenants.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     The Company is in the process of upgrading the CIRS and related computer functionality to insure increasingly high standards of customer service and more sophisticated management information. Such upgrades, which will continue throughout 1998 and 1999, will also insure such systems functionality with respect to the "Year 2000" millenium change. The Company does not anticipate that the cost of these upgrades will be material to its liquidity, balance sheet and results of operations in any single future year.

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

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

          FINANCIAL STATEMENTS                                          Page No.
          --------------------                                          --------

          CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

               Audited Consolidated Financial Statements

               Report of Independent Accountants                              26
               Balance Sheets as of November 30, 1996 and 1997                27
               Statements of Operations for the years ended                   28
                  November 30, 1995, 1996 and 1997
               Statements of Changes in Stockholders' Equity for the          29
                  years ended November 30, 1995, 1996 and 1997
               Statements of Cash Flows for the years ended                   30
                  November 30, 1995, 1996 and 1997
               Notes to Consolidated Financial Statements                  31-52

            FINANCIAL STATEMENT SCHEDULE
            ----------------------------

               Report of Independent Accountants                              53

               Schedule VIII    Valuation and Qualifying Accounts             54

            All other schedules are omitted because they are either not applicable or required or because the required information is included in the consolidated financial statements or notes thereto.

                       Report of Independent Accountants
                       ---------------------------------

To the Stockholders and Board of Directors of Carey International, Inc.

          We have audited the accompanying consolidated balance sheets of Carey International, Inc. and Subsidiaries as of November 30, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carey International Inc. and Subsidiaries as of November 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.




                                                        Coopers & Lybrand L.L.P.


Washington, D.C.
January 30, 1998

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                          November 30,
                                                                                 --------------------------
ASSETS                                                                                1996           1997
                                                                                 -----------    -----------
Cash and cash equivalents....................................................    $ 2,867,711    $ 5,333,402
Accounts receivable, net of allowance for doubtful accounts of
 $535,000 in 1996 and $639,000 in 1997.......................................     10,542,331     15,932,426
Notes receivable from contracts, current portion.............................        402,751        670,266
Prepaid expenses and other current assets....................................      2,061,738      1,435,176
                                                                                 -----------    -----------
       Total current assets..................................................     15,874,531     23,371,270
Fixed assets, net of accumulated depreciation of $4,687,000 in
 1996 and $5,116,000 in 1997.................................................      5,790,391      9,278,319
Notes receivable from contracts, excluding current portion...................        769,201      8,164,337
Franchise rights, net of accumulated amortization of $1,729,000 in
 1996 and $1,965,000 in 1997.................................................      5,348,264      5,112,348
Trade name, trademark and contract rights, net of accumulated
 amortization of $973,000 in 1996 and $1,164,000 in 1997.....................      6,685,135      6,493,693
Goodwill and other intangible assets, net of accumulated
 amortization of $840,000 in 1996 and $1,500,000 in 1997.....................      7,285,933     30,991,450
Deferred tax assets..........................................................        949,962        501,545
Deposits and other assets....................................................      1,263,525      1,481,252
                                                                                 -----------    -----------
       Total assets..........................................................    $43,966,942    $85,394,214
                                                                                 ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of notes payable.............................................    $ 5,858,249    $   996,575
Current portion of capital leases............................................        199,224        321,965
Current portion of subordinated notes payable................................        440,000              -
Accounts payable and accrued expenses........................................     11,564,963     17,054,081
                                                                                 -----------    -----------
       Total current liabilities.............................................     18,062,436     18,372,621

Notes payable, excluding current portion.....................................      6,035,964      2,792,022
Capital leases, excluding current portion....................................        663,030      1,339,666
Subordinated notes payable, excluding current portion........................      5,340,000              -
Deferred rent and other long- term liabilities...............................        111,281      1,193,577
Deferred revenue.............................................................      6,181,147     13,396,104

Commitments and contingencies

Stockholders' equity:

   Preferred stock...........................................................      1,115,400              -
   Class A common stock, $.01 par value; authorized 314,000
    shares, none issued and outstanding......................................              -              -
   Common stock, $0.01 par value; authorized 20,000,000
    shares; issued and outstanding 1,377,556 shares in 1996
    and 7,630,007 in 1997....................................................         13,776         76,300
   Additional paid-in capital................................................      7,841,371     45,173,336
   Retained earnings (accumulated deficit)...................................     (1,397,463)     3,050,588
                                                                                 -----------    -----------
       Total stockholders' equity............................................      7,573,084     48,300,224
                                                                                 -----------    -----------
       Total liabilities and stockholders' equity............................    $43,966,942    $85,394,214
                                                                                 ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Years ended November 30,
                                                     -----------------------------------------
                                                        1995           1996           1997
                                                     -----------    -----------    -----------
Revenue, net....................................     $48,969,395    $65,544,942    $86,378,313

Cost of revenue.................................      33,027,209     43,649,178     57,890,393
                                                     -----------    -----------    -----------
   Gross profit.................................      15,942,186     21,895,764     28,487,920

Selling, general and administrative expense.....      14,081,152     16,726,610     20,111,590
                                                     -----------    -----------    -----------
     Operating income...........................       1,861,034      5,169,154      8,376,330

Other income (expense):

     Interest expense...........................      (1,910,966)    (1,898,231)    (1,141,946)

     Interest income............................         262,647        162,711        231,384

     Gain on sales of fixed assets..............         156,005        355,754        220,004
                                                     -----------    -----------    -----------
Income  before provision for income taxes.......         368,720      3,789,388      7,685,772

Provision for income taxes......................         270,599        294,421      3,162,282
                                                     -----------    -----------    -----------
Net income......................................     $    98,121    $ 3,494,967    $ 4,523,490
                                                     ===========    ===========    ===========
Pro forma net income per common share...........                    $      0.90    $      0.76
                                                                    ===========    ===========
Pro forma weighted average common shares
 outstanding....................................                      4,213,320      6,188,010
                                                                    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                    Series A      Series B    Series E     Series F     Series G     Carey Indiana
                                                    preferred    preferred    preferred    preferred    preferred      preferred
                                                      stock        stock        stock       stock        stock          stock
                                                    ---------    ---------    ---------    ---------    ---------    -------------
Balance at November 30, 1994......................   $420,700     $95,800      $186,250     $100,000     $498,900        $80,000
Issuance of common stock..........................       -           -             -            -            -              -
Accretion of redeemable preferred stock...........       -           -            4,375         -            -              -
Redemption of preferred stock.....................       -           -          (62,500)        -            -           (40,000)
Payment of preferred stock dividends..............       -           -          (30,625)        -            -              -
Payment of common stock dividends.................       -           -             -            -            -              -
Net income........................................       -           -             -            -            -              -
                                                    ---------    --------     ---------    ---------    ---------       --------
Balance at November 30, 1995......................    420,700      95,800        97,500      100,000      498,900         40,000
Redemption of preferred stock.....................       -           -          (97,500)        -            -           (40,000)
Issuance of stock.................................       -           -             -            -            -              -
Payment of preferred stock dividends..............       -           -             -            -            -              -
Payment of common stock dividends.................       -           -             -            -            -              -
Cumulative effect of currency translation.........       -           -             -            -            -              -
Net income........................................       -           -             -            -            -              -
                                                    ---------    --------     ---------    ---------    ---------       --------
Balance at November 30, 1996......................    420,700      95,800          -         100,000      498,900           -
Issuance of common stock and redemption of
 preferred stock under Recapitalization Plan......   (420,700)    (95,800)         -        (100,000)    (498,900)          -
Issuance of common stock in initial
 public offering..................................       -           -             -            -            -              -
Issuance of common stock in purchases of
 chauffeured vehicle companies....................       -           -             -            -            -              -
Issuance of common stock under option plans.......       -           -             -            -            -              -
Conversion of debt for common stock...............       -           -             -            -            -              -
Payment of common stock dividends.................       -           -             -            -            -              -
Cumulative effect of currency translation.........       -           -             -            -            -              -
Net income........................................       -           -             -            -            -              -
                                                    ---------    --------     ---------    ---------    ---------       --------
Balance at November 30, 1997......................  $    -       $   -        $    -       $    -       $    -          $   -
                                                    =========    ========     =========    =========    =========       ========
                                                                                             Retained
                                                           Common Stock       Additional     earnings          Total
                                                       ------------------      paid-in     (accumulated     stockholders'
                                                         Shares     $          capital       deficit)          equity
                                                       --------- --------    -----------    -----------      ----------
Balance at November 30, 1994......................     1,325,032  $13,250    $ 7,791,552    $(4,968,229)    $ 4,218,223
Issuance of common stock..........................        32,682      327         34,393           -             34,720
Accretion of redeemable preferred stock...........          -        -            (4,375)          -               -
Redemption of preferred stock.....................          -        -              -              -           (102,500)
Payment of preferred stock dividends..............          -        -              -              -            (30,625)
Payment of common stock dividends.................          -        -              -           (20,901)        (20,901)
Net income........................................          -        -              -            98,121          98,121
                                                       --------- --------    -----------    -----------     -----------
Balance at November 30, 1995......................     1,357,714   13,577      7,821,570     (4,891,009)      4,197,038
Redemption of preferred stock.....................          -        -              -              -           (137,500)
Issuance of stock.................................        19,842      199         19,801           -             20,000
Payment of preferred stock dividends..............          -        -              -              (900)           (900)
Payment of common stock dividends.................          -        -              -           (42,057)        (42,057)
Cumulative effect of currency translation.........          -        -              -            41,536          41,536
Net income........................................          -        -              -         3,494,967       3,494,967
                                                       --------- --------    -----------    -----------     -----------
Balance at November 30, 1996......................     1,377,556   13,776      7,841,371     (1,397,463)      7,573,084
Issuance of common stock and redemption of
 preferred stock under Recapitalization Plan......     2,560,071   25,601      2,853,841           -          1,764,042
Issuance of common stock in initial
 public offering..................................     3,335,000   33,350     30,580,511           -         30,613,861
Issuance of common stock in purchases of
 chauffeured vehicle companies....................       292,066    2,920      3,397,080           -          3,400,000
Issuance of common stock under option plans.......        17,207      172         53,514           -             53,686
Conversion of debt for common stock...............        48,107      481        447,019           -            447,500
Payment of common stock dividends.................          -        -              -          (101,857)       (101,857)
Cumulative effect of currency translation.........          -        -              -            26,418          26,418
Net income........................................          -        -              -         4,523,490       4,523,490
                                                       --------- --------    -----------    -----------     -----------
Balance at November 30, 1997......................     7,630,007   76,300    $45,173,336    $ 3,050,588     $48,300,224
                                                       ========= ========    ===========    ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.
                                       29

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       November 30,
                                                                         ----------------------------------------
                                                                             1995         1996          1997
                                                                         -----------   -----------   ------------
Cash flows from operating activities:
    Net income                                                           $    98,121   $ 3,494,967   $  4,523,490
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of fixed assets                      2,087,370     2,095,439      2,039,968
       Amortization of intangible assets                                     714,199     1,064,255      1,313,456
       Gain on sales of fixed assets                                        (156,005)     (355,754)      (220,004)
        Provision (benefit) for deferred income taxes                        102,000    (1,346,557)       799,650
       Change in deferred revenue                                            237,306     1,455,013        565,997
        Change in operating assets and liabilities:
            Accounts receivable                                           (2,601,429)     (545,421)    (5,234,779)
          Notes receivable from contracts                                     11,000    (1,052,838)    (1,063,192)
          Prepaid expenses, deposits and other assets                       (189,180)     (665,084)      (912,875)
          Accounts payable and accrued expenses                            3,306,393     2,021,101        542,789
          Deferred rent and other long-term liabilities                       87,490       (36,914)     1,082,296
                                                                         -----------   -----------   ------------
              Net cash provided by operating activities                    3,697,265     6,128,207      3,436,796
                                                                         -----------   -----------   ------------

Cash flows from investing activities:
   Proceeds from sale of fixed assets                                      1,639,766     1,788,380      1,486,780
   Purchases of fixed assets                                              (2,768,982)   (3,091,353)    (2,740,603)
   Software development costs                                               (203,529)         -        (1,348,814)
   Redemption of investment in affiliate                                     100,000          -              -
   Acquisitions of chauffeured vehicle service companies                  (3,949,393)   (1,730,232)    (8,396,017)
                                                                         -----------   -----------   ------------
              Net cash used in investing activities                       (5,182,138)   (3,033,205)   (10,998,654)
                                                                         -----------   -----------   ------------
Cash flow from financing activities:
   Proceeds from sale of notes receivable from independent operators       1,493,399       733,793           -
   Principal payments under capital lease obligations                       (436,169)     (297,549)      (237,359)
   Preferred stock dividends                                                 (30,625)         (900)          -
   Payment of notes payable                                               (4,496,659)   (5,976,357)   (19,164,223)
   Proceeds from notes payable                                             5,141,022     3,857,568      2,704,162
   Issuance of common stock                                                   34,720        20,000     30,842,778
       Payments under Recapitalization Plan                                     -             -        (4,015,952)
       Common stock dividends                                                (20,901)      (42,057)      (101,857)
   Redemption of preferred stock                                            (102,500)     (137,500)          -
                                                                         -----------   -----------   ------------
              Net cash provided by (used in) financing activities          1,582,287    (1,843,002)    10,027,549
                                                                         -----------   -----------   ------------
Net increase in cash and cash equivalents                                     97,414     1,252,000      2,465,691
Cash and cash equivalents at beginning of year                             1,518,297     1,615,711      2,867,711
                                                                         -----------   -----------   ------------
Cash and cash equivalents at end of year                                 $ 1,615,711   $ 2,867,711   $  5,333,402
                                                                         ===========   ===========   ============

The accompanying notes are an integral part of the consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BACKGROUND AND ORGANIZATION

     General

          Carey International, Inc. (the Company) is one of the world's largest chauffeured vehicle service companies, providing services through a worldwide network of owned and operated companies, licensees and affiliates serving 420 cities in 65 countries. The Company owns and operates service providers in the form of wholly-owned subsidiaries in: New York (Carey Limousine NY, Inc. and Manhattan International Limousine Network, Ltd.), San Francisco (Carey Limousine SF, Inc.), Los Angeles (Carey Limousine L.A., Inc.), London (Carey UK Limited), Indianapolis (Carey Limousine Indiana, Inc., See Note 2), Washington, DC (Carey Limousine DC, Inc.), South Florida (Carey Limousine Florida, Inc.) and Philadelphia (Carey Limousine Corporation, Inc.). In addition, the Company generates revenues from licensing the "Carey" name, and from providing central reservations, billing, sales and marketing services to its licensees. The Company's worldwide network also included affiliates in locations in which the Company has neither owned and operated locations nor licensees. The Company provides central reservations and billing services to such affiliates.

     Acquisitions

          The Company is engaged in a program of acquiring chauffeured vehicle service businesses. Such acquisitions include unrelated chauffeured vehicle service businesses, some of which may be in cities in which the Company has owned and operated service providers, licensees operating under the Carey name and trademark, and affiliates of the Company. In 1995, these acquisitions included chauffeur vehicle service companies operating in Washington, DC, South Florida and San Francisco. In 1996, the Company acquired a chauffeured vehicle service company in London, England. In 1997, the Company acquired chauffeured vehicle service companies in New York, Los Angeles and Indianapolis.

     Reverse Stock Split

          In connection with the Company's initial public offering ("IPO") completed June 2, 1997, the Company's Board of Directors authorized a one for 2.3255 reverse stock split of the outstanding shares of the Company's common stock. All references to common stock, options, warrants and per share data have been restated to give effect to the reverse stock split. On February 25, 1997, the Board of Directors also authorized a Recapitalization Plan the ("Recapitalization"), which is more fully described in Note 17.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation

          The consolidated financial statements of Carey International, Inc. and subsidiaries have been prepared to give retroactive effect to the merger of Indy Connection Limousines, Inc. and subsidiary (Indy Connection) with and into Carey International, Inc. and subsidiaries on October 31, 1997 in a transaction accounted for as a pooling-of-interest (See Note 13). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents

          The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

     Notes receivable from contracts

          An important component of the Company's operating strategy involves the preferred use of non-employee independent operators chauffeuring their own vehicles rather than employee chauffeurs operating Company-owned vehicles.

          Each independent operator enters into an agreement with the Company to provide prompt and courteous service to the Company's customers with a properly maintained, late model vehicle which he or she owns and for which he or she pays all of the maintenance and operating expenses, including gasoline. The Company, under the independent operator agreement, agrees to bill and collect all revenues and remit to the independent operator 60% to 67% of revenues, as defined in the agreement. Each new operator agrees to pay a one-time fee generally ranging from $30,000 to $75,000 to the Company under the terms of the independent operator agreement (See "Revenue recognition").

          The Company typically receives a promissory note from the independent operator as payment for the one-time fee under the terms of the Standard Independent Operator Agreement (see Note 4) and records the note in notes receivable from contracts. Prior to September 1996, the notes evidencing such financing generally were sold on a non-recourse basis by the Company to third party finance companies (see Note 11) in exchange for cash and promissory notes. Since September 1996, the Company has ceased selling notes to third parties. Such promissory notes due from finance companies also have been recorded in notes receivable from contracts in the consolidated balance sheets.

     Concentration of credit risk

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and notes receivable from contracts. The Company maintains its cash and cash equivalents with various financial institutions. In order to limit exposure to any one institution, the Company's cash equivalents are composed mainly of overnight repurchase agreements collateralized by U.S. Government securities. Accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company performs ongoing credit evaluations of its customers, and may require credit card documentation or prepayment of selected transactions. Notes receivable from contracts are supported by the underlying base of revenue serviced by each respective independent operator (see Notes 4 and

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     11). The Company performs ongoing evaluations of each independent operator's productivity and payment capacity and has utilized third-party financing to reduce credit exposure.

     Fixed assets

          Furniture, equipment, vehicles and leasehold improvements are stated at cost. Equipment under capital leases is stated at the lower of the present value of minimum lease payments or the fair market value at the inception of the lease. Depreciation on furniture, equipment, vehicles and leasehold improvements is calculated on the straight-line method over the estimated useful lives of the assets, generally three to five years. The buildings owned by the Company are depreciated over 40 years on a straight-line basis. Sales and retirements of fixed assets are recorded by removing the cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in results of operations.

          The Company capitalizes software development costs relating to a computerized system which includes applications for reservations, dispatch, billing and accounting functions. Amortization of these costs occurs over their estimated economic life of 60 months and commences upon the installation of the software.

     Intangible assets

          Effective September 1, 1991, the Company acquired the Carey name and trademark and the contract rights to all royalty fee payments by various Carey licensees for a purchase price of $7 million. These assets are being amortized over 40 years.

          The Company has acquired chauffeured vehicle service companies, all of which have been accounted for as purchases, and has merged with Indy Connection Limousines, Inc. and subsidiary (Indy Connection), in a transaction which has been accounted for as a pooling-of-interests. For each business acquired which is a licensee of the Company, the excess of cost over the fair market value of the net assets acquired is allocated to franchise rights in the balance sheet. With respect to acquired businesses which are not licensees of the Company, the excess of cost over the net assets acquired is allocated to goodwill. Goodwill and franchise rights are amortized over 30 years using the straight-line method. Such amortization is included in selling, general and administrative expense in the statement of operations. The Company evaluates the recoverability of its intangible assets at least annually based on estimated undiscounted cash flows over the lesser of the remaining amortization periods or calculated lives, giving consideration to revenue expected to be realized. This determination is based on an evaluation of such factors as the occurrence of a significant change in the environment in which the business operates or the expected future net cash flows (undiscounted and without interest). There have been no adjustments to the carrying value of intangible assets resulting from this evaluation.

     Revenue recognition

          Chauffeured vehicle services - The Company's principal source of revenue is from chauffeured vehicle services provided by its operating subsidiaries. Such revenue, net of discounts, is recorded when such services are provided. The Company, through the Carey International Reservation System ("CIRS"), has a central

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     reservation system capable of booking reservations on behalf of its licensees and affiliates. Under most circumstances, central reservations are billed by the Company to the customer when the Company receives a service invoice from the licensee or affiliate that provided the service. At such time, the Company also records the gross revenue for the transaction.

          Fees from licensees - The Company charges an initial license fee under its domestic license agreement and records the fee as revenue on signing of the agreement. The Company also charges its domestic licensees monthly franchise and marketing fees equal to stated percentages of monthly revenues, as defined in the licensing agreement. Monthly fees to domestic licensees are generally less than 10% of the licensee's monthly revenues. The Company records such fees as revenues as they are charged to the licensees.

          International licensees and the Company's domestic and international affiliates historically have not paid fees to the Company, but have instead given a discount on business referred to them through CIRS. Such discounts reduce the amount of service invoices to the Company from such licensees and affiliates for services provided to customers whose reservations have been booked and invoiced centrally by the Company.

          Independent operator fees - The Company enters into contracts with independent operators ("Standard Independent Operator Agreements") to provide chauffeured vehicle services exclusively to the Company's customers. When independent operator agreements are executed, the Company defers revenue equal to the amount of the one-time fees and recognizes the fees as revenue over the terms of the contracts or over 20 years for perpetual contracts. Upon termination of an independent operator agreement, the remaining deferred revenue associated with the specific contract, less any amounts due from the independent operator deemed uncollectible, is recognized as revenue.

     Income taxes

          The provision for income taxes includes income taxes currently payable and the change during the year in the net deferred tax liabilities or assets. Deferred income tax liabilities and assets are determined based on the differences between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the net deferred tax asset, if any, to a level which, more likely than not, will be realized.

     Pro forma net income per common share

          Consistent with Staff Accounting Bulletin IB-2, the Company has recalculated historical weighted average common shares outstanding and net income per common share to give effect to the Recapitalization (see Note
     17). The recalculated pro forma net income per common share is determined by (i) adjusting net income available to common shareholders to reflect the elimination in interest expense, net of taxes, resulting from the conversion of $4,867,546 of subordinated debt into common stock and (ii) increasing the weighted average common shares outstanding by the number of common shares resulting from the conversion of such debt, as well as the partial conversion of the Series A Preferred Stock.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Stock-based Compensation

          In October 1995, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation, which is effective for the Company's financial statements for the fiscal year ended November 30, 1997. SFAS 123 allows companies to either account for stock-based compensation under the fair value method of SFAS 123 or under the provisions of Accounting Principles Board Option No. 25 ("APB 25"), Accounting for Stock Issued to Employees. The Company has continued to apply the provisions of APB 25 and has provided pro forma disclosure in the notes to the financial statements. (See Note 15)

     Foreign operations

          The consolidated financial statements include foreign assets, liabilities and revenues of $5.0 million, $3.6 million and $7.2 million, respectively, as of November 30, 1997. The consolidated financial statements include foreign assets, liabilities and revenues of $3.7 million, $2.7 million and $4.6 million, respectively, as of November 30, 1996. The net effects of foreign currency transactions reflected in operations were immaterial. Assets and liabilities of the Company's foreign operations are translated into United States dollars using exchange rates in effect at the balance sheet date and results of operations items are translated using the average exchange rate prevailing throughout the period.

     Reclassifications

          Certain accounts in 1995 and 1996 have been reclassified to conform with the 1997 presentation.

3.   FEES FROM LICENSEES

          The total of all domestic license fees, franchises fees and marketing fees earned in each of 1995, 1996 and 1997 was $1,228,472, $2,180,540 and
     $2,479,503, respectively. Amounts due from licensees of $143,041 and $130,215 at November 30, 1996 and 1997, respectively, are included in accounts receivable in the consolidated balance sheets of the Company.

4.   TRANSACTIONS WITH INDEPENDENT OPERATORS

          The Company recorded approximately $1,130,000, $2,371,000 and $1,815,000 in 1995, 1996 and 1997, respectively, as deferred revenue relating to fees from new agreements with independents operators. Amounts of deferred revenue recognized as revenues in 1995, 1996 and 1997 amounted to approximately $889,000, $936,000 and $923,000, respectively.

          Notes receivable from contracts include approximately $917,000 and $8,605,000 at November 30, 1996 and 1997, respectively, for amounts due from independent operators and approximately $255,000 and $229,000 at November 30, 1996 and 1997, respectively, for amounts due from a related party financing company (see Note 11).

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

          In the normal course of business, the Company's independent operators are responsible for financing their own vehicles through third parties. From time to time, the Company has arranged lease and purchase financing for certain vehicles and has in turn leased back such vehicles to independent operators on terms and conditions similar to those under which the Company is obligated.

5.   FIXED ASSETS

          Fixed assets consist of the following:

                                                                                 November 30,
                                                                          -------------------------
                                                                               1996         1997
                                                                          ------------  -----------
                Vehicles................................................  $  5,026,897  $ 5,586,060
                Equipment...............................................     2,303,348    3,039,845
                Software development costs..............................     1,448,593    2,658,257
                Furniture...............................................       749,840    1,057,644
                Leasehold improvements..................................       419,232      469,999
                Land and building.......................................       529,634    1,582,406
                                                                          ------------  -----------
                                                                            10,477,544   14,394,211
                Less accumulated depreciation and amortization..........     4,687,153    5,115,892
                                                                          ------------  -----------
                Net fixed assets........................................  $  5,790,391  $ 9,278,319
                                                                          ============  ===========

          The Company is obligated under various vehicle and equipment capital leases. Vehicles and equipment under capital leases included in fixed assets are as follows:

                                                                                 November 30,
                                                                          -------------------------
                                                                               1996         1997
                                                                          ------------  -----------
                Equipment...............................................  $  1,048,633  $   731,720
                Vehicles................................................       621,420    1,449,687
                                                                          ------------  -----------
                                                                             1,670,053    2,181,407
                Less accumulated amortization...........................       561,871      505,091
                                                                          ------------  -----------
                                                                          $  1,108,182  $ 1,676,316
                                                                          ============  ===========

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6.   NOTES PAYABLE

          Notes payable consist of the following:

                                                                                             November 30,
                                                                                     -------------------------------
                                                                                          1996             1997
                                                                                     --------------   --------------
   Senior credit facility with three banks, dated August 15, 1997, consisting of a secured revolving line of credit of $25.0 million  (the Facility).
        The Facility, which may be used for acquisitions and working capital, is collateralized by the assets of the Company and its domestic operating subsidiaries and by a pledge of the stock of its international subsidiary.
        The Facility also provides availability for the issuance of letters of credit. Loans made under the revolving line bear interest at the Company's option at either the bank's prime lending rate (8.5% at November 30, 1997)
        or 2% above the LIBOR rate. Commitment fees equal to 0.375% per annum are payable on the unused portion of the revolving line of credit. On the second anniversary of the Facility, outstanding balances under the Facility will convert to a five-year term loan, which will bear interest either at a fixed rate (subject to availability) or at a variable LIBOR or prime-based
        rate with adjustments determined based on the Company's earnings...........  $         -      $    1,322,053

   Bank revolving credit/term loan dated April 13, 1995, modified December 1, 1996.
        Collateralized by accounts receivable of the Company and the pledge of common stock of the Company's U.S. subsidiaries.  Interest only was payable until June 30, 1996; beginning July 1, 1996, quarterly principal payments required in an amount sufficient to amortize the outstanding balance over a four-year period.  Interest payable monthly at a floating rate based on the
        Wall Street Journal prime plus 1.25%.  This loan was guaranteed by the
        Chairman of the Board and the President of the Company.....................       3,937,500             -

     Note payable dated September 1, 1991, at an annual rate of interest of 7.74%, collateralized by the assets of Carey Licensing, Inc. Pursuant to an agreement with the lender effective November 30, 1996, principal payments of $220,000 were due quarterly from December 31, 1996 through December 31,
        1997 and a final principal payment of $240,000 due March 1, 1998...........       1,340,000             -

     Bank line of credit of $1,000,000, dated October 17, 1994, collateralized by accounts receivable of Carey NY and assignment of license agreement between the Company and Carey NY; due April 30, 1997. Interest was payable monthly
        at a variable interest rate of .75% above the bank's prime rate............         990,000             -

     Various installment notes payable, with interest rates ranging from 8.75% to
        14.5%, collateralized by certain vehicles and equipment of the Company's subsidiaries; principal and interest are payable monthly over 36-month
        terms......................................................................         555,834          287,641

     Notes payable to bank, dated March 26, 1996, at the prime rate (8.0% at
        November 30, 1997) plus 1.0% per annum and matures on January 31, 1998. The notes are collateralized by substantially all Carey Limousine Indiana, Inc.'s assets. Under the terms of the agreement, Carey Limousine Indiana, Inc. is
        subject to various general covenants.......................................         497,582          928,174

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                                             November 30,
                                                                                     -------------------------------
                                                                                          1996             1997
                                                                                     --------------   --------------
   Discretionary credit agreement with a bank that allows the Company to purchase revenue earning vehicles under installment notes. Separate notes are required for each vehicle purchase with a maximum term of thirty-six months. These notes bear interest at rates ranging from 8.9% to 11.0%. The notes were collateralized by Indy Connection's accounts receivable, inventory and equipment and were subject to various restrictive covenants.
        The agreement was subsequently renegotiated at similar terms...............         411,402             -

   Two notes payable to bank, with interest at a fixed rate of 9.25% and 48 and
        84 month terms, respectively. The notes require monthly principal and interest payments of $4,413. The notes are collateralized by vehicles. The agreement subjects Carey Limousine Indiana, Inc. to various general
        covenants..................................................................         363,705          429,911

   Installment notes payable to sellers under acquisition agreements dated various dates from September 30, 1993 to September 8, 1995. Interest rates range from 7.5% to 8.5%. Interest is generally payable monthly. Principal
        is payable in varying installments.........................................       1,422,240          406,873

   Notes payable to banks, with various dates, payable in monthly installments.
        Interest rates were determined on the banks' prime rate of interest........         853,770             -

   Note payable to bank, dated October 17, 1994, collateralized by accounts receivable and fixed assets of Carey NY. Principal and interest payments of
        $2,848 were payable monthly. Interest rate was fixed at 9.25%..............         149,001             -

   Bank lines of credit of $950,000, dated February 26, 1996, collateralized by accounts receivable of Carey Licensing, Inc. and Carey FLA; due March 31,
        1997. Interest was payable monthly at 1% above the Wall Street Journal's
        "Prime Rate"...............................................................         950,000             -

   Note payable to bank, dated May 10, 1996, collateralized by the land and building held by Carey DC; monthly payments of $3,863 of principal and interest are due through April 10, 2001 and a balloon payment of $375,468
        on May 10, 2001. Interest fixed at 8.75%...................................         423,179          413,945
                                                                                     --------------   --------------
   Total notes payable.............................................................      11,894,213        3,788,597

   Less current installments.......................................................       5,858,249          996,575
                                                                                     --------------   --------------
   Long-term portion...............................................................  $    6,035,964   $    2,792,022
                                                                                     ==============   ==============


                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Subordinated notes payable consist of the following:

                                                                                             November 30,
                                                                                     -------------------------------
                                                                                          1996             1997
                                                                                     --------------   --------------
   Subordinated convertible note, dated September 1, 1991, with the principal of $2,000,000 was due on August 30, 2000; interest payable quarterly at a fixed rate of 7.74%. After September 1, 1992, this debt is convertible into shares of common stock of the Company at the discretion of the holder at a conversion price of $6.14. A warrant for the purchase of 86,003 shares of common stock of the Company was issued in connection with the note. The warrant is exercisable immediately, expires at the earlier of the third anniversary of an initial public offering or November 30, 2001, and has an exercise price of $4.65 per share and remains outstanding. The note contains certain antidilutive provisions which lower its conversion price in the event dilutive securities are subsequently issued by the Company at prices below the note's conversion price. The warrant has not been exercised. The terms of the agreement have been modified as part of the
        "Recapitalization" (see Notes 15 and 17).................................... $    2,000,000             -

     Subordinated note dated July 30, 1992, interest only payable quarterly until
        September 30, 1995. The interest rate was fixed at 12%. Principal of
        $220,000 was paid on September 30, 1995. Pursuant to an agreement with the lender effective November 30, 1996, principal payments of $220,000 are due from June 30, 1997 until December 31, 1997; an installment of principal of
        $880,000 is due March 31, 1998; and a final payment of principal of
        $2,240,000 is due June 30, 1998. A warrant for the purchase of 616,544 shares of Class A common stock or common stock was issued in connection with the note and was exercised as part of the Recapitalization. The terms of the agreement have been modified as part of the "Recapitalization" (see
        Note 17)....................................................................      3,780,000             -
                                                                                     --------------   --------------
     Total subordinated notes payable...............................................      5,780,000             -

     Less current installments......................................................        440,000             -
                                                                                     --------------   --------------
     Subordinated notes payable, excluding current installments                      $    5,340,000   $         -
                                                                                     ==============   ==============

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



          Future annual principal payments on all notes payable at November 30, 1997 are as follows:

              Year ending November 30:
              ------------------------

              1998...............................   $  996,575
              1999...............................      622,986
              2000...............................      522,795
              2001...............................      855,679
              2002...............................      303,253
              2003 and thereafter................      487,309
                                                    ----------
                                                    $3,788,597
                                                    ==========

          Certain loan agreements contain restrictive covenants which include financial ratios related to working capital, debt service coverage, debt to net worth and maintenance of a minimum tangible net worth, and submission of audited financial statements, prepared in accordance with generally accepted accounting principles. Additionally, these covenants restrict the Company's capital expenditures and prohibit the payment of dividends on the Company's common and preferred stock, except for the Series E preferred stock and Indy Connection preferred stock.

          The carrying value of notes payable approximates the current value of the notes payable at November 30, 1997. Interest paid during the years ended November 30, 1995, 1996, and 1997 was approximately $1,878,000, $1,883,000 and $1,274,000, respectively.

7.   LEASES

          The Company has several noncancelable operating leases, primarily for office space and equipment, that expire over the next five years. Certain of the Company's facilities are under operating leases which provide for rent adjustments based on increases of defined indexes, such as the Consumer Price Index. These agreements also typically include renewal options.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


          Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of November 30, 1997 are as follows:


                                                                                     Capital     Operating
            Year ending November 30                                                  leases       leases
            -----------------------                                                -----------  -----------
            1998.................................................................  $   483,421  $ 1,336,517
            1999.................................................................      609,284    1,004,736
            2000.................................................................      822,155      695,832
            2001.................................................................      149,889      422,114
            Thereafter...........................................................          271       33,844
                                                                                   -----------  -----------
            Total minimum lease payments.........................................    2,065,020  $ 3,493,043
                                                                                                ===========
            Less estimated executory costs.......................................       32,003
                                                                                   -----------
                                                                                     2,033,017
            Less amount representing interest (at rates ranging from 9% to 12%)..      371,386
                                                                                   -----------
            Present value of net minimum capital lease payments..................    1,661,631
            Less current portion of obligations under capital leases.............      321,965
                                                                                   -----------
            Obligations under capital leases, excluding current portion..........  $ 1,339,666
                                                                                   ===========

          During the years ended November 30, 1995, 1996 and 1997 the Company recognized $508,724, $252,355 and $278,218, respectively, of sublease rental revenue under vehicle sublease arrangements with independent operators and others.

          During the years ended November 30, 1995, 1996 and 1997, the Company entered into capital lease obligations of $346,666, $810,993 and $875,187, respectively, related to the acquisition of vehicles and equipment.

          Total rental expense for operating leases in 1995, 1996 and 1997 was $1,362,518, $2,250,335 and $2,103,037, respectively.

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses include the following:

                                                                November 30,
                                                           -------------------------
                                                               1996          1997
                                                           -----------   -----------
            Trade accounts payable......................   $ 5,385,328   $ 9,547,571
            Accrued expenses and other liabilities......     4,895,495     6,974,808
            Gratuities payable..........................       458,801       531,702
            Accrued offering costs......................       825,339          -
                                                           -----------   -----------
                                                           $11,564,963   $17,054,081
                                                           ===========   ===========

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


9.   INCOME TAXES

          The provision for income taxes is composed of the following:

                                                           November 30,
                                              ---------------------------------------
                                                   1995         1996          1997
                                              ------------  -----------   -----------
                Federal:
                    Current.................  $    139,401  $ 1,368,311   $ 1,967,356
                    Deferred................        87,000   (1,197,799)      794,593
                                              ------------  -----------   -----------
                                                   226,401      170,512     2,761,949
                                              ------------  -----------   -----------
                State and local:
                    Current.................        29,198      128,296       253,896
                    Deferred................        15,000     (148,758)        5,057
                                              ------------  -----------   -----------
                                                    44,198      (20,462)      258,953
                                              ------------  -----------   -----------
                Foreign
                    Current.................          -         144,371       141,380
                                              ------------  -----------   -----------

                Total income tax provision    $    270,599  $   294,421   $ 3,162,282
                                              ============  ===========   ===========

          The Company's tax provision for the years ended November 30, 1995, 1996 and 1997, respectively, differs from the statutory rate for federal income taxes as a result of the tax effect of the following factors:

                                                                      Years ended November 30,
                                                              ---------------------------------------
                                                                   1995         1996          1997
                                                              ------------  -----------   -----------
                Statutory rate............................            34.0%        34.0%         34.0%
                State income tax, net of federal benefit..             7.2         (1.5)          3.4
                Goodwill amortization.....................             6.0           .6           1.0
                Non-deductible life insurance.............            10.9           .3            .4
                Meals and entertainment expenses..........            16.9          1.1            .6
                Valuation allowance.......................           (13.0)       (27.6)            -
                Other.....................................            11.4           .9           1.7
                                                              ------------  -----------   -----------
                                                                      73.4%         7.8%         41.1%
                                                              ============  ===========   ===========

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

          The source and tax effects of temporary differences are composed of the following:

                                             November 30,
                                      -------------------------
                                          1996          1997
                                      -----------   -----------
Allowances for bad debts...........   $   176,000   $   208,000
Acquired net operating losses......          -        1,500,000
Capital loss carryforward..........        74,000        74,000
Deferred revenue...................     2,040,000     2,360,000
Deferred state taxes and other.....       558,000       259,000
                                      -----------   -----------

Gross deferred tax assets..........     2,848,000     4,401,000
Valuation allowance................       (74,000)   (1,574,000)
                                      -----------   -----------
                                        2,774,000     2,827,000
                                      -----------   -----------

Amortization of intangible assets..    (1,350,000)   (1,600,000)
Software development costs.........       (53,000)     (493,000)
Other..............................      (109,000)      (24,000)
                                      -----------   -----------
Gross deferred tax liabilities.....    (1,512,000)   (2,117,000)
                                      -----------   -----------
Net deferred tax assets............   $ 1,262,000   $   710,000
                                      ===========   ===========

          A valuation allowance was provided in 1995 to reduce the net deferred tax asset to $0. In the fourth quarter of 1996, the Company concluded that it was more likely than not that substantially all of the deferred tax assets would be realized and reduced the valuation allowance by $1,499,000.

          In 1997, the Company acquired net operating loss carryforwards on which a full valuation allowance has been provided. As the Company utilizes these net operating loss carryforwards, the benefit will be offset against acquired goodwill. In 1997, the Company utilized $115,000 of the acquired net operating loss carryforwards.

          Income taxes paid during the years ended November 30, 1995, 1996 and 1997 amounted to approximately $187,000, $616,000, and $2,021,000, respectively.

10.  PREFERRED STOCK

          The Company had the following series of preferred stock:

                                                                                                           November 30,
                                                                                                   ----------------------------
                                                                                                      1996              1997
                                                                                                   -----------      -----------
Series A, par value $10.00, authorized 43,000 shares, issued and outstanding 42,070 shares, at November 30, 1996 (none at November 30, 1997) (liquidation preference of $4,207,000, redeemable at option of the Company).  Non-cumulative dividend of $7.00 per annum when
  declared by the Board of Directors.........................................................      $   420,700      $      -

Series B, par value $10.00, authorized 10,000 shares, issued and outstanding 9,580 shares, at
  November 30, 1996 (none at November 30, 1997)  (liquidation preference of $958,000).
  Non-cumulative dividend of $5.00 per annum when declared by the Board of Directors.........           95,800             -

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Series F, par value $10.00, authorized 10,000 shares, issued and outstanding 10,000 shares, at November 30, 1996 (none at November 30, 1997)  (liquidation preference of $1,000,000).
  Non-cumulative dividend of $5.00 per annum when declared by the Board of Directors.               100,000       -

Series G, par value $10.00, authorized 110,000 shares, issued and outstanding 49,890 shares, at November 30, 1996 (none at November 30, 1997)  (liquidation preference of $4,989,900).
  Non-cumulative dividend of $5.00 per annum when declared by the Board of Directors.               498,900       -
                                                                                                 ----------  ----------
                                                                                                 $1,115,400  $    -
                                                                                                 ==========  ==========

          See Note 17 for discussion of the Recapitalization, pursuant to which all of the preferred stock was redeemed or converted into common stock.

11.  RELATED-PARTY TRANSACTIONS

          The Company has invested $750,000 in non-voting redeemable preferred stock of a privately-held finance company formed for the purpose of providing financing to the chauffeured vehicle service industry. This entity provides financing to the Company's independent operators, without recourse to the Company, for both automobiles and amounts due under independent operator agreements. The Company sold $1,762,345 and $1,015,897 of independent operator notes receivable to this related-party finance company for cash of $1,290,899 and $733,793 and demand promissory notes of $471,446 and $282,104 in 1995 and 1996, respectively. The unpaid balances of the promissory notes were $255,664 and $229,329 at November 30, 1996 and 1997, respectively, and are included in notes receivable from contracts. These promissory notes are due on demand and, generally, monthly principal payments are received by the Company. These notes generally bear interest at rates of 7% to 10%.

          It is not practicable to estimate the fair value of a preferred stock investment in a privately-held company. As a result; the Company's investment in the privately-held finance company noted above is carried at its original cost (less redemptions) of $750,000. At April 30, 1997, the total assets reported by the privately-held company were $10,075,613 and stockholders' equity was $1,244,857, revenues were $1,442,344 and net income was $136,409.

          Pursuant to a stock ownership agreement between the common stockholders of the related party finance company and the Company, the Company has an option to purchase all of the outstanding common stock of the affiliate at $12,500 per common share or market value, if higher. The option is not exercisable until April 15, 1998.

12.  COMMITMENTS AND CONTINGENCIES

          The Company, certain of the Company's subsidiaries and certain officers and directors of the Company were named in a civil action filed on May 16,1996 in the United States District Court for the Eastern District of Pennsylvania entitled "Felix v. Carey International, Inc., et al." The Company has reached a final settlement with the plaintiff and plaintiff's counsel. The settlement did not have a material effect on the Company's business, financial condition, results of operations or cash flows.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13.  ACQUISITIONS

          Effective October 31, 1997, in connection with a merger, the Company issued 721,783 shares of its common stock in exchange for all the outstanding common stock of Indy Connection based on a conversion ratio of
     1.008 shares (the merger exchange ratio) of the Company's common stock for each share of Indy Connection common stock, for a total value of approximately $12.0 million. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined financial results of Carey International, Inc. and Indy Connection (See Note 2).

          Revenue, net and net income (loss) for the individual companies reported prior to the merger are as follows:

                                                                           November 30,
                                                           ------------------------------------------
                                                                1995           1996           1997
                                                           ------------   ------------   ------------
                Revenue, net:
                   Carey International, Inc............... $ 43,483,947   $ 59,505,698   $ 79,477,393
                   Indy Connection........................    5,485,448      6,080,105      6,969,779
                   Elimination............................         -           (40,861)       (68,859)
                                                           ------------   ------------   ------------
                         Total............................ $ 48,969,395   $ 65,544,942   $ 86,378,313
                                                           ============   ============   ============


                Net income (loss):
                     Carey International, Inc.             $   (195,195)  $  2,816,104   $  3,567,053
                     Indy Connection                            293,316        678,863        956,437
                                                           ------------   ------------   ------------
                         Total:                            $     98,121   $  3,494,967   $  4,523,490
                                                           ============   ============   ============

          Conforming the accounting practices of the Company and Indy Connection resulted in no adjustments to net income (loss) or stockholders' equity.

          The Company estimates that transaction costs associated with the merger will be approximately $200,000. All fees and transaction expenses related to the merger and the restructuring of the combined companies will be expensed as required under the pooling-of-interests accounting method.

          In October 1997, the Company acquired the stock of Commonwealth Limousine Services, Ltd. ("Commonwealth"). The Company is in the process of combining Commonwealth's operations with its existing Los Angeles operations.

          In March 1997, the Company entered into an agreement to purchase the stock of Manhattan International Limousine Network Ltd. and an affiliated company (collectively, "Manhattan Limousine"). Manhattan Limousine is one of the largest providers of chauffeured vehicle services in the New York metropolitan area. The Company consummated the acquisition at the time of the IPO.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

          In February 1996, the Company acquired certain assets and liabilities of a chauffeured vehicle service company in London, England. Additional contingent consideration of up to $1,000,000 may be payable with respect to each of the two years ending February 28, 1998 based on the level of revenues referred to the acquired company by the seller. In addition, the Company is required to pay a standard commission to the seller of the acquired chauffeured vehicle service company for business referral, which is expensed as incurred.

          In April 1995, the Company acquired certain assets and liabilities of a chauffeured vehicle service company in the Washington, DC area and combined the acquired operations with those of Carey DC.

          In January 1995, the Company acquired certain assets and liabilities of the Carey licensee in San Francisco, California (Carey SF). Subsequently, the Company acquired the business of two additional chauffeured service companies (in May and August 1995) and combined the acquired operations with those of Carey SF.

          All acquisitions have been accounted for as purchases (except for the pooling as described above). The net assets acquired and results of operations have been included in the financial statements as of and from, respectively, the effective dates of the acquisitions. The total consideration was allocated to the assets acquired based upon their estimated fair values with any remaining considerations allocated to either franchise rights or goodwill, as follows:

                                                                                            November 30,
                                                                              ----------------------------------------
                                                                                  1995         1996           1997
                                                                              ------------  -----------   ------------
                Net assets purchased
                    Receivables and other assets............................  $       -     $   632,554   $    324,964
                    Notes from contracts....................................          -            -         6,599,459
                    Fixed assets............................................     1,703,521      928,377      1,800,441
                    Franchise rights........................................     1,527,402       89,243          -
                    Goodwill................................................     5,013,731      447,269     24,480,299
                    Accounts payable and accrued expenses...................          -        (367,211)    (5,796,692)
                    Deferred revenue........................................          -            -        (6,648,960)
                                                                              ------------  -----------   ------------
                    Fair value of assets acquired...........................  $  8,244,654  $ 1,730,232   $ 20,759,511
                                                                              ============  ===========   ============
                Consideration:

                    Cash (exclusive of $223,695 and $274,855 cash
                    acquired in 1996 and 1997 respectively).................  $  3,949,393  $ 1,730,232   $  8,396,017
                    Capital leases assumed related to vehicle acquisitions..       346,666         -           161,549
                    Notes assumed related to vehicle acquisitions...........       895,571         -         3,061,945
                    Uncollateralized promissory notes issued to sellers.....     3,053,024         -         5,740,000
                    Common stock............................................          -            -         3,400,000
                                                                              ------------  -----------   ------------
                         Total consideration................................  $  8,244,654  $ 1,730,232   $ 20,759,511
                                                                              ============  ===========   ============

          Certain of these acquisitions require the payment of contingent consideration based on percentages of annual net revenue of the acquired entities over a defined future period. The Company paid $315,773, $291,755 and $610,872 for the years ended November 30, 1995, 1996 and 1997, respectively, as contingent consideration which is reflected in the table above.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

          Of the total uncollateralized promissory notes issued to sellers in 1995, two notes totaling $303,000 were subject to reduction based upon the results of the acquired entities (see Note 6). The two notes were repaid in 1996 for approximately $211,000 and the difference of approximately $92,000 reduced recorded goodwill.

          The unaudited pro forma summary consolidated results of operations assuming the acquisitions accounted for as purchases had occurred for the purposes of the 1996 summary at the beginning of fiscal 1996, and for the purposes of the 1997 summary at the beginning of fiscal 1997, are as follows:

                                                                               November 30,
                                                                        ---------------------------
                                                                            1996           1997
                                                                        ------------   ------------
                Revenue, net..........................................  $ 66,483,000   $ 97,870,000
                Cost of revenue.......................................   (44,515,000)   (64,927,000)
                Other expense, net....................................   (18,320,000)   (24,825,000)
                Provision for income taxes............................      (235,000)    (3,348,000)
                                                                        ------------   ------------
                Net income............................................  $  3,413,000   $  4,770,000
                                                                        ============   ============
                Pro forma net income per common share.................  $       1.30   $       0.82
                                                                        ============   ============
                Pro forma weighted average common shares outstanding..     3,417,739      5,807,988
                                                                        ============   ============

14.  401 (K) PLAN

          The Company sponsors a defined contribution plan established pursuant to Section 401 (k) of the Internal Revenue Code for the benefit of employees of the Company. The Company made $0, $0, and $60,162 in contributions in 1995, 1996 and 1997, respectively.


15.  STOCK OPTION PLANS

          On December 1, 1987, the Company established a Stock Option Plan (the "1987 Plan") that included all officers and key employees of the Company, non-employee directors of the Company, and certain persons retained by the Company as consultants. In accordance with the 1987 Plan, the Company's Board of Directors may, from time to time, determine the persons to whom the stock options are to be granted, the number of shares under option, the option price and the manner in which payment of the option price shall be made. The 1987 Plan provides for the options to be exercised 25% each year beginning after the year following the grant. The options are exercisable for a period of ten years after grant date. The total number of shares authorized to be issued under the 1987 Plan is 195,656.

          On July 28, 1992, the Company established a Stock Option Plan (the "1992 Plan") that included all officers and key employees of the Company, non-employee directors of the Company, and certain persons retained by the Company as consultants. In accordance with the 1992 Plan, the Company's Board of Directors may, from time to time, determine the persons to whom the stock options are to be granted, the number of shares under option, the option price, the time or times during the exercise period

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     at which each such option shall become exercisable, and the manner in which payment of the option price shall be made. The options are exercisable for a period of ten years after grant date. The total number of shares authorized to be issued under the 1992 plan is 388,647.

          On February 25, 1997, the Company established a Stock Option Plan (the "1997 Plan") that included all officers and key employees of the Company, non-employee directors, and certain persons retained by the Company as consultants. In accordance with the 1997 Plan, the Company's Board of Directors may, from time to time, determine the persons to whom the stock options are to be granted, the number of shares under option, the option price, the time or times during the exercise period at which each such option shall become exercisable, and the manner in which payment of the option price shall be made. The options are exercisable for a period of ten years after grant date. The total number of shares authorized to be issued under the 1997 Plan is 650,000.

          On February 25, 1997, the Board of Directors, subject to stockholder approval, adopted the Stock Plan for Non-Employee Directors (the "Directors' Plan"). A total of 100,000 shares of common stock of the Company are reserved for issuance under the Directors' Plan. Options to purchase at the IPO price a total of 30,000 shares of common stock were granted under the Directors' Plan, such grants to be effective upon and vest six months from execution of an underwriting agreement in connection with the IPO.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

          Stock activity under the 1987 Plan, the 1992 Plan and the 1997 Plan is as follows:

                                           1987 PLAN                1992 PLAN        1997 Plan/Directors' Plan
                                    ========================   ====================  =========================
                                                Option price               Option                Option price
                                     Shares      per Share      Shares    price per   Shares      per Share
                                    --------   -------------   --------   ---------  --------   --------------
Balance, December 1, 1994             64,502   $        1.44    383,247   $  4.65

Granted..........................       -                -       21,673      4.65

Exercised........................    (32,681)           1.44       -         -

Forfeited........................       (860)           1.44    (60,985)     4.65
                                    --------   -------------   --------   -------
Balance, November 30, 1995            30,961            1.44    343,935      4.65

Granted..........................     38,701            4.65     43,578      4.65

Forfeited........................       -               -        (3,011)     4.65
                                    --------   -------------   --------   -------
Balance, November 30, 1996            69,662     1.44 - 4.65    384,502      4.65

Granted..........................       -             -            -         -        505,389   $10.50 - 15.75

Exercised........................    (12,042)           1.44     (3,167)     4.65        -             -
                                    --------   -------------   --------   -------    --------   --------------
Balance, November 30, 1997.......     57,620   $ 1.44 - 4.65    381,335   $  4.65     505,389   $10.50 - 15.75
                                    ========   =============   ========   =======    ========   ==============
Vested and exercisable at
    November 30, 1997............     40,421   $1.44 - $4.65    335,530   $  4.65     200,000   $        10.50
                                    ========   =============   ========   =======    ========   ==============

          Information with respect to stock options outstanding at November 30, 1997 is as follows:

                        ---------------------------------------
                                                   Weighted
                                                   average
                                     Number       remaining
                        Price      of options  contractual life
                        =======================================
                        $   1.44       18,919        0.1

                        $   4.65      420,036        5.7

                        $  10.50      431,500        9.5

                        $  14.00       15,000        9.6

                        $  15.00       50,000        9.8

                        $  15.75        8,889        9.8
                        ---------------------------------------
                                      944,344        7.6
                        =======================================

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             ----------------------------------------------------
                                         Weighted
                              Number     average
             Year of option     of       exercise
              expiration      options     price     Price range
             ====================================================

                 1998         18,920     $ 1.44   $          1.44

                 2002        270,503     $ 4.65   $          4.65

                 2003         33,541     $ 4.65   $          4.65

                 2004         12,685     $ 4.65   $          4.65

                 2005         21,672     $ 4.65   $          4.65

                 2006         81,634     $ 4.65   $          4.65

                 2007        505,389     $11.14   $10.50 - $15.75
             ----------------------------------------------------
             All Years       944,344     $ 8.06   $ 1.44 - $15.75
             ====================================================

          In May 1996, the options granted under the 1992 Plan and a warrant to purchase 86,003 shares of common stock (see Note 6) were repriced to $4.65. The options and warrant were repriced at the determined fair market value as of the date of repricing.

          The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards in 1996 and 1997 under those plans consistent with the recognition method of FASB Statement No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts presented below:


(Dollars in thousands, except per share amounts)


                                                                    1996       1997
                                                                  --------   --------
Net income........................................  As reported   $  3,495   $  4,523
                                                    Pro forma        3,482      4,320
Net income per share..............................  As reported   $   0.90   $   0.76
                                                    Pro forma         0.89       0.72


                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

          The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                   1996         1997
                                                   ----         ----
                Expected life (years)............     6            6

                Interest rate....................  6.63%        6.66%

                Volatility.......................  40.0         40.0

                Dividend yield...................  0.00%        0.00%

                Weighted average fair value...... $2.31        $5.56

16.  NET INCOME PER COMMON SHARE

                                                                  November 30,
                                                    ------------------------------------
                                                       1995         1996         1997
                                                    ----------   ----------   ----------
                Net income available to common
                stockholders......................  $   93,746   $3,494,097   $4,523,490
                                                    ==========   ==========   ==========

                Weighted average common shares
                outstanding.......................   3,089,895    3,125,673    5,639,879
                                                    ==========   ==========   ==========
                Net income per common share         $     0.03   $     1.12   $     0.80
                                                    ==========   ==========   ==========

          Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Common equivalent shares consist of common shares issuable upon (a) conversion of Series B, F and G preferred stock and (b) the assumed exercise of outstanding stock options and warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83, the common equivalent shares issued by the Company during the twelve months preceding the effective date of the Registration Statement relating to the Company's initial public offering, using the treasury stock method and an assumed public offering price of $10.50 per share, have been included in the calculation of net income per common share.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

          Net income available to common shareholders is the net income for the fiscal year less accretion of dividends on the preferred stock of $4,375, $900 and $0 for 1995, 1996 and 1997, respectively.

          In February 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 simplifies the existing earnings per share (EPS) computations under Accounting Principles Board Opinion No. 15, "Earnings Per Share," revises disclosure requirements, and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. In addition, FAS 128 requires dual presentation of basic and diluted EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company's pro forma basic EPS under FAS 128 would have been $1.00 and dilutive EPS under FAS 128 would not differ significantly form the reported pro forma net income per share.

17.  RECAPITALIZATION PLAN

          On February 25, 1997, pursuant to an agreement reached in May 1996, the Board of Directors authorized a recapitalization plan ("Recapitalization"), which was implemented at the time of the IPO. Under the Recapitalization, the $2,000,000 subordinated convertible note dated September 1, 1991 and the $3,780,000 subordinated note dated July 30, 1992 were converted or exchanged for 1,046,559 shares of common stock and payment of $912,452. The Series A preferred stock was converted into 86,003 shares of common stock and redeemed in part for $2,103,500. All of the Series F preferred stock and 3,000 shares of Series G preferred stock was redeemed for an aggregate of $1,000,000. The remaining preferred stock was converted into 1,427,509 shares of common stock. As a result of the Recapitalization, preferred stock which had a liquidation preference of $11,154,900 and subordinated debt with a principal amount of $5,780,000 was converted in part into 2,560,071 shares of common stock and repaid or redeemed in part for $4,015,952 in cash. All of the cash amounts were paid out of the proceeds of the IPO.

                       REPORT OF INDEPENDENT ACCOUNTANTS



Our report on the consolidated financial statements of Carey International, Inc. is included on page 26 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 54 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Washington, D.C.
January 30, 1998

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES



                                                                                      Balance
                                                    Balance at     Charged to       acquired as
                                                   Beginning of     Costs and         part of       Deductions--        Balance at
            Description                              Period          Expense        acquisition      Write-Offs       End of Period
            -----------                           -------------    -----------     ------------     ------------      -------------
Year ended November 30, 1997
     Reserve and allowance from asset
      accounts:
Allowance for doubtful accounts.................  $     535,408    $   425,157     $    188,636     $   (509,796)     $     639,405

Year ended November 30, 1996
     Reserve and allowance from asset
      accounts:
Allowance for doubtful accounts.................  $     293,796    $   508,387             -        $   (266,775)     $     535,408

Year ended November 30, 1995
     Reserve and allowance from asset
      accounts:
Allowance for doubtful accounts.................  $     203,872    $   403,099             -        $   (313,175)     $     293,796

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

        There are no events to report under this item.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

        The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

        The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
----------------------------------------------------------------

        The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

        The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 annual meeting of shareholders and is incorporated herein by reference.

PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules and Reports in Form 8-K
--------  ---------------------------------------------------------------

(a)(1)    Financial Statements

                See the first page of Item 8 for an index of the financial statements included in this report.

(a)(2)    Financial Statement Schedules

                Schedule VIII-Valuation and Qualifying Accounts

(a)(3)    Exhibits

                                                                   Sequential
Exhibit No.                     Description                         Page No.
-----------                     -----------                        ----------
  *2.1          Stock Purchase Agreement dated as of March 1,
                1997, by and among Carey International, Inc.,
                Alfred J. Hemlock and Lupe C. Hemlock
  *2.2          Agreement and Plan of Merger dated as of March 1,
                1997, by and among Carey International, Inc.,
                Manhattan International Limousine Network Ltd.,
                MLC Acquisition Corporation and Michael Hemlock
  *2.3          Form of Stockholder Action by Written Consent
                Adopted in Connection with the Recapitalization
 **2.4          Amended and Restated Agreement of Plan of Merger
                made as of October 10, 1997 by and amoung Carey
                International, Inc., Carey Limousine Indiana, Inc.,
                Indy Connection Limousines, Inc., Transit Tours, Inc.,
                K.D. & Associates Professional Corporation.
                Craig Del Fabro and Kim Del Fabro
  *3.1          Form of Amended and Restated Certificate of
                Incorporation of the Company
  *3.2          Amended and Restated Bylaws of the Company
  *4.1          Specimen Stock Certificate
  *4.2          Form of Warrants
  *4.3          Carey International Inc. Common Stock Purchase
                Warrant dated September 1, 1991, issued to
                Yerac Associates, L.P.
  *4.4          Form of Registration Rights Agreement between
                Carey International, Inc. and Michael Hemlock
 *10.1          1997 Equity Incentive Plan
 *10.2          1992 Stock Option Plan
 *10.3          1987 Stock Option Plan
 *10.4          Stock Plan for Non-Employee Directors
 *10.5          Lease dated July 5, 1989 for 4530 Wisconsin Avenue,
                Washington, D.C., between Carey International, Inc.
                and 4530 Wisconsin Associates, as lessor, including
                Addendum, Exhibit B and Exhibit C: and Second
                Amendment to Lease dated August 6, 1993, including
                Exhibit A
 *10.6          Form of Escrow Agreement by and among Michael Hemlock,
                Alfred J. Hemlock, Lupe C. Hemlock and a bank to be
                named
 *10.7          Current form of Standard Master License Agreement
 *10.8          Current form of Standard International License Agreement
 *10.9          Form of Promissory Notes in connection with Acquisition
                of Manhattan Limousine
 *10.10         Current form of Standard Independent Operator Agreement
 +10.11         Form of Revolving Credit and Term Loan Agreement by and
                among Carey International, Inc., certain of its direct
                and indirect wholly-owned subsidiaries, and Fleet Bank,
                N.A., Banco Popular de Puerto Rico and George Mason
                Bank
++11            Statements Regarding Computation of Per Share Earnings
 *21            Subsidiaries of the Registrant
++23.1          Consent of Coopers & Lybrand L.L.P.
++27            Financial Data Schedule

-------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-22651).
** Incorporated by reference to the Company's Current Report on Form 8-K dated
   October 31, 1997.
+ Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-34897).
++ Filed hereinto.

(b)       Reports on Form 8-K

                The Company filed a Comment Request on Form 8-K dated November 13, 1997 and amended on Form 8-K/A dated January 13, 1998 reporting under Item 2 the acquisition of Indy Connection Limousines, Inc. and subsidiary.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CAREY INTERNATIONAL, INC.



                                           By: /s/ David H. Haedicke
                                              ----------------------------------
                                                   David H. Haedicke
                                                   Executive Vice President
                                                   Chief Financial Officer



        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and to the capacities and on the dates indicated.


NAME                                              TITLE                                DATE
----                                              -----                                ----
/s/ Vincent A. Wolfington                         Chairman of the Board and      February 28, 1998
-----------------------------------------------   Chief Executive Officer
    Vincent A. Wolfington

/s/ Don R. Dailey                                 President and Director         February 28, 1998
-----------------------------------------------
    Don R. Dailey

/s/ David H. Haedicke                             Chief Financial Officer        February 28, 1998
-----------------------------------------------
    David H. Haedicke

/s/ Paul A. Sandt                                 Principal Accounting Officer   February 28, 1998
-----------------------------------------------
    Paul A. Sandt

/s/ David McL. Hillman                            Director                       February 28, 1998
-----------------------------------------------
    David McL. Hillman

/s/ Robert W. Cox                                 Director                       February 28, 1998
-----------------------------------------------
    Robert W. Cox

/s/ Nicholas J. St. George                        Director                       February 28, 1998
-----------------------------------------------
    Nicholas J. St. George