Form 10-K/A
period 1997-11-30
CAREY INTERNATIONAL INC
filed 1998-03-30
CIK 747201

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                  FORM 10-K/A

  (Mark One)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD
     FROM        TO      .

                       COMMISSION FILE NUMBER 000-22551

                           CAREY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                              52-1171965
      (State of incorporation or          (IRS Employer Identification No.)
             organization)



            4530 WISCONSIN AVENUE, NW, FIFTH FLOOR
                        WASHINGTON, DC                    20016
           (Address of principal executive offices)    (Zip Code)



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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

  The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CARY." The following table sets forth for each period indicated the high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                                 HIGH    LOW
                                                                 ----    ---
   May 28, 1997 through August 31, 1997......................... $15 7/8 $11
   September 1, 1997 through November 30, 1997..................   18    13 1/2
   December 1, 1997 through February 23, 1998...................  17 5/8 14 7/8

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

                                USE OF PROCEEDS

  In its Report on Form 10-Q for the quarterly period ended August 31, 1997, the Company reported on the use of proceeds from the sale of 3,335,000 shares of its Common Stock pursuant to the Company's Registration Statement on Form S-1 (File No. 333-22651), which was declared effective on May 27, 1997, in connection with its initial public offering of Common Stock (the "IPO"). In addition to the use of proceeds previously reported, the Company used $1.3 million of the net proceeds from the IPO for acquisitions during the quarter ended November 30, 1997.

                       SALES OF UNREGISTERED SECURITIES

  During the fiscal year ended November 30, 1997 the Company issued securities in the following transactions which were not registered under the Securities Act.

  As disclosed in the Company's IPO Registration Statement on Form S-1, on June 2, 1997 the Company issued (i) two warrants, each to purchase 67,500 shares of the Company's Common Stock, issued to Montgomery Securities and Ladenburg Thalman & Co. Inc. for financial advisory services and warrants to purchase an aggregate of 15,000 shares of Common Stock to LP Associates, William Russell, Michael Press and Allen M. Lewin as finder's fees and (ii) 228,571 shares of Common Stock in connection with the Company's acquisition of Manhattan Limousine.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth certain information pertaining to the Company's directors and executive officers.

              NAME               AGE               CURRENT POSITION
              ----               ---               ----------------
Vincent A. Wolfington...........  57 Chairman of the Board and Chief Executive
                                      Officer
Don R. Dailey...................  60 President and Director
Guy C. Thomas...................  59 Executive Vice President--Operations
David H. Haedicke...............  51 Executive Vice President and Chief
                                      Financial Officer
Richard A. Anderson, Jr.........  52 Senior Vice President
Sally A. Snead..................  38 Senior Vice President--Information Systems
John C. Wintle..................  51 Senior Vice President--Europe
Paul A. Sandt...................  37 Vice President and Chief Accounting Officer
Devin J. Murphy.................  31 Senior Vice President and Chief Development
                                      Officer
S. Terrell Mellen...............  41 Senior Vice President--Sales and Marketing
Michael P. O'Callaghan..........  32 Senior Vice President and Director of
                                      Acquisitions
Robert W. Cox...................  60 Director
William R. Hambrecht............  62 Director
David McL. Hillman..............  44 Director
Nicholas J. St. George..........  58 Director

  Set forth below is a description of the backgrounds of each of the directors and executive officers and the director nominee of the Company.

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

  Don R. Dailey has been President and a director of the Company, which he co-founded, since 1979. Mr. Dailey has been directly involved in the limousine business for over 30 years. Mr. Dailey serves on a number of boards and committees related to the travel industry, including the National Business Travel Association, the International Business Travel Associates, the Association of Corporate Travel Executives, the National Limousine Association and the International Limousine Association (as its past president and member of its executive committee).

  Guy C. Thomas has served as Executive Vice President--Operations of the Company since 1987. Mr. Thomas has served on a number of boards and committees related to the travel industry, including the National Business Travel Association, the Greater Washington Area Passenger Traffic Association, the American Society of Association Executives, Meeting Planners International, the Association of Corporate Travel Executives, the National Limousine Association and the International Taxicab and Livery Association.

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

  Richard A. Anderson, Jr. has served as a Senior Vice President of the Company since December 1988. Mr. Anderson also was Chief Operating Officer of the Company's New York subsidiary, Carey Limousine NY, Inc., from December 1988 until August 1997. Mr. Anderson is Chairman of the New York Taxi and Limousine Commission's Limousine Advisory Board, a former Board Member of the Association of Corporate Travel Executives, and a member of the National Business Travel Association and Meeting Planners International.

  Sally A. Snead has served as the Company's Senior Vice President-- Information Systems since June 1993. From January 1987 to June 1993, she was Executive Vice President and General Manager of Carey Limousine L.A., Inc. She is a member of Executive Women International, the National Business Travel Association, the Association of Corporate Travel Executives and the National Limousine Association.

  John C. Wintle has served as the Company's Senior Vice President--Europe since May 1996 and as Executive Vice President and Managing Director of Carey U.K. Ltd., a subsidiary of the Company, since March 1996. From 1982 to February 1996, Mr. Wintle served Savoy Hotel PLC ("Savoy") and its affiliates, including Camelot Barthropp Ltd. ("Camelot"), in various capacities. From March 1993 to February 1996, Mr. Wintle was Executive Vice Chairman of Camelot, which was acquired by Carey U.K. Ltd. in February 1996. Previously, from 1989 to 1993, Mr. Wintle was General Manager, Restaurant Division, of several entities affiliated with Savoy. From 1982 to 1989, Mr. Wintle had been Group Financial Controller at Savoy.

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

  Devin J. Murphy has served as a Vice President of the Company since May 1996, and became Senior Vice President and Chief Development Officer in April 1997. Mr. Murphy received a Master's Degree in Business Administration from Duke University in May 1996. For the six years prior to the commencement of his MBA program in September 1994, Mr. Murphy held various sales and marketing positions at companies within the information technology industry. These companies included Bay Networks, Inc., where Mr. Murphy was Marketing Manager from January 1993 to August 1994, Motorola Inc., where he was Manager, Major Accounts from February 1991 to January 1993, and Hewlett-Packard Co. Inc., where he was Territory Manager from 1988 to 1991.

  S. Terrell Mellen has served as Senior Vice President--Sales and Marketing of the Company since September 1997. From September 1994 until September 1997 Ms. Mellen was Executive Director of the Association of Corporate Travel Executives (ACTE), a professional organization serving 1,800 members in thirteen countries. From October 1988 until September 1994 Ms. Mellen was Director of Marketing and Industry Relations for the Air Travel Card, a corporate payment system issued by seven major US airlines. Prior to joining Air Travel Card, Ms. Mellen held sales positions at Computer Associates International and Piedmont Airlines. Ms. Mellen holds a Masters in Business Administration degree from Georgetown University.

  Michael P. O'Callaghan has served as a Senior Vice President and Director of Acquisitions of the Company since June 1997. From September 1995 through June 1996, Mr. O'Callaghan was an Associate Special Counsel to the United States Senate Special Committee Investigation of Whitewater Development Corporation and Other Related Matters, and from September 1992 through September 1995 he was a staff attorney with the Enforcement Division of the United States Securities and Exchange Commission. Mr. O'Callaghan received a Juris Doctor Degree from Fordham University in May 1992.

  Robert W. Cox has served as a director of the Company since 1995. From 1969 until his retirement in 1994, Mr. Cox was a partner in the New York and Chicago offices of the law firm Baker & McKenzie. From 1984 to 1992, Mr. Cox was Chairman of the Executive Committee and Managing Partner of the firm, and from 1993 to 1994, Mr. Cox was Chairman of the Policy Committee. Mr. Cox currently is a director of Hon Industries, Inc.

  William R. Hambrecht has served as a director of the Company since 1995. Until December 31, 1997 Mr. Hambrecht was Chairman of Hambrecht & Quist LLC, an investment banking firm which he co-founded in 1968. Mr. Hambrecht also serves as a director of Adobe Systems, Inc.

  David McL. Hillman has served as a director of the Company since 1994. Mr. Hillman is Executive Vice President of PNC Capital Corp. and Executive Vice President and Director of PNC Equity Management Corp., which he co-founded in 1982. Mr. Hillman is a director of several privately-held companies in connection with PNC Capital Corp.'s investments in such companies.

  Nicholas J. St. George has served as a director of the Company since June 1997. Mr. St. George has been President and Chief Executive Officer of Oakwood Homes Corporation ("Oakwood"), a manufacturer and retailer of manufactured homes, since February 1979. Mr. St. George serves as a director of Oakwood, and also is a director of American Bankers Insurance Group, Inc. and Legg Mason, Inc.

BOARD OF DIRECTORS

  The Company's Board of Directors is divided into three classes with staggered three-year terms. The initial term of Messrs. Hambrecht and Hillman expire at the Company's 1998 annual meeting, the initial terms of Messrs. Cox and St. George expire at the Company's 1999 annual meeting, and the initial terms of Messrs. Wolfington and Dailey expire at the Company's 2000 annual meeting. Successors to the directors whose terms expire at each annual meeting are elected for three-year terms. A director holds office until the annual meeting for the year in which his term expires and until his successor is elected and qualified.

  Executive Committee. The members of the Executive Committee of the Company's Board of Directors are Messrs. Wolfington, Cox and Dailey. The Executive Committee exercises all the powers of the Board of Directors between meetings of the Board of Directors, except such powers that are reserved to the Board of Directors by applicable law.

  Audit Committee. The members of the Audit Committee of the Company's Board of Directors are Messrs. Hillman and St. George. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans for and results of the audit, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls.

  Compensation Committee. The members of the Compensation Committee of the Company's Board of Directors are Messrs. Cox and St. George. The Compensation Committee establishes a general compensation policy for the Company and approves increases in directors' fees and salaries paid to officers and senior employees of the Company. The Compensation Committee administers the Company's equity incentive plans and determines, subject to the provisions of the Company's plans, the directors, officers and employees of the Company eligible to participate in any of the plans, the extent of such participation and terms and conditions under which benefits may be vested, received or exercised.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Messrs. Wolfington, Sandt and Murphy each filed a Form 4 with the Securities and Exchange Commission on July 9, 1997 for shares purchased on May 27, 1997 in connection with the IPO.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

  Members of the Board of Directors who also serve as officers of the Company do not receive compensation for serving on the Board. Each other member of the Board receives an annual retainer of $15,000 for serving on the Board, plus a fee of $1,000 for each Board of Directors' meeting attended. In addition, such directors receive an additional fee of $500 for each committee meeting attended, except that only one fee is paid in the event that more than one such meeting is held on a single day. All directors receive reimbursement of reasonable expenses incurred in attending Board and committee meetings and otherwise carrying out their duties.

  The Company maintains the Stock Plan for Non-Employee Directors (the "Directors' Plan"). A maximum of 100,000 shares of Common Stock may be delivered upon the exercise of options granted under the Directors' Plan and elections to receive shares in lieu of cash compensation. Only directors of the Company who are not employees of the Company or any of its subsidiaries (the "Non-Employee Directors") are eligible to participate in the Directors' Plan. While grants of stock options under the Directors' Plan are automatic and non-discretionary, all questions of interpretation of the Directors' Plan are determined by the Board of Directors.

  On the date of each annual meeting of stockholders, each Non-Employee Director continuing in office will be granted an option pursuant to the Directors' Plan covering 2,500 shares. Any newly elected Non-Employee Director will be granted an option pursuant to the Directors' Plan covering 5,000 shares on the date of his or her election (whether such election occurs at an annual meeting or otherwise). The option exercise price for all options granted under the Directors' Plan is the closing price of a share of the Common Stock as reported on the Nasdaq National Market on the date the option is granted. All options granted under the Directors' Plan become fully exercisable six months after the date of grant. Unless sooner terminated following the death, disability or termination of service of a director, options granted under the Directors' Plan will remain exercisable until the fifth anniversary of the date of grant. In addition, upon certain transactions involving a change of control or the dissolution or liquidation of the Company, all options held by Non-Employee Directors will terminate; provided, however, that for a period of 20 days prior to the effective date of any such transaction, dissolution or liquidation, all options outstanding under the Directors' Plan that are not otherwise exercisable shall immediately vest and become exercisable.

  Under the Directors' Plan, a Non-Employee Director may elect to be paid all or a portion of his or her annual retainer in shares of Common Stock. Any such election must be made in writing at least 30 days prior to the date the annual retainer would be paid by the Company. The number of shares to be delivered to a Non-Employee Director upon such election is determined by dividing the amount of the annual retainer to be received in shares of Common Stock by the closing price of a share of Common Stock as reported on the Nasdaq National Market on the date the annual retainer is to be paid.

  The Board of Directors may at any time or times amend the Directors' Plan for any purpose which at the time may be permitted by law.

  The Company has entered into deferred compensation agreements with three of its Non-Employee Directors, Messrs. Cox, Hambrecht and St. George, pursuant to which they have elected to defer the payment to them of director's fees that otherwise would be paid in cash. Under the agreements, the deferred fees are converted into phantom shares during the fiscal quarter when they otherwise would have been paid based upon the average closing price of the Common Stock during the 20 trading days preceding the end of the quarter. On the last day of the fiscal year when the director ceases to be a member of the Board because of death or any other reason, he is entitled to receive, at his election, shares of Common Stock equal to the number of phantom shares credited to him or cash equal to the market value of such phantom shares based upon the average closing price of the Common Stock during the 20 trading days preceding the end of such fiscal year.

EXECUTIVE COMPENSATION

 Summary Compensation Table

  The following table contains a summary of the compensation paid or accrued during the fiscal year ended November 30, 1997 to the Chief Executive Officer of the Company and the four other most highly compensated executive officers (the "Named Executive Officers").

                                                    ANNUAL COMPENSATION
                             -------------------------------------------------------------------------
                                                                     LONG-TERM
                                                                    COMPENSATION
NAME AND                                          OTHER ANNUAL     AWARDS--SHARES    ALL OTHER
PRINCIPAL POSITION      YEAR  SALARY       BONUS  COMPENSATION   UNDERLYING OPTIONS COMPENSATION
------------------      ---- --------     ------- ------------   ------------------ ------------
Vincent A. Wolfington
 ...................... 1997 $231,620     $85,000        --           100,000         $12,000 (1)
 Chairman and Chief
  Executive Officer     1996  231,620      20,000        --                --          57,000 (1)
Don R. Dailey.......... 1997  205,001      70,000        --           100,000          12,000 (2)
 President and Director 1996  205,001      20,000        --                --          57,000 (2)
David H. Haedicke...... 1997  135,000      55,000        --            30,000              --
 Executive Vice         1996   20,510 (3)   2,500        --            25,800              --
  President and Chief
  Financial Officer
Guy C. Thomas.......... 1997  115,000      25,000        --            15,000           9,900 (4)
 Executive Vice
  President--Operations 1996  115,000      10,000   $13,020 (5)            --           9,900
Richard A. Anderson.... 1997   91,000      18,950    11,200 (6)        10,000           8,219 (7)
 Senior Vice President  1996   91,000      12,000    11,200 (6)            --           9,513

--------
(1) Includes the annual payment of premiums of $12,000 on a life insurance policy for a beneficiary designated by Mr. Wolfington. As to 1996, also includes $45,000 paid for providing personal guarantees on behalf of the Company.
(2) Includes the annual payment of premiums of $12,000 on a life insurance policy for a beneficiary designated by Mr. Dailey. As to 1996, also includes $45,000 paid for providing personal guarantees on behalf of the Company.
(3) Mr. Haedicke's 1996 salary reflects the fact that his employment with the Company began in October 7, 1996.
(4) Represents premiums on a life insurance policy for a beneficiary designated by Mr. Thomas.
(5) Includes a car allowance of $11,820.
(6) Includes a car allowance of $6,600 and a club membership of $4,600.
(7) Represents premiums on a life insurance policy for a beneficiary designated by Mr. Anderson.

OPTION GRANTS IN LAST FISCAL YEAR

  The following table sets forth certain information regarding options granted during the fiscal year ended November 30, 1997 by the Company to each of the Named Executive Officers:

                                                                              POTENTIAL
                                                                             REALIZABLE
                                                                          VALUE AT ASSUMED
                                                                                RATES
                                                                           OF STOCK PRICE
                                                                            APPRECIATION
                           INDIVIDUAL GRANTS                               FOR OPTION TERM
------------------------------------------------------------------------ -------------------
                         NUMBER OF    % OF TOTAL
                           SHARES   OPTIONS GRANTED EXERCISE
                         UNDERLYING  TO EMPLOYEES    OR BASE
                          OPTIONS      IN FISCAL      PRICE   EXPIRATION
NAME                      GRANTED        YEAR       ($/SHARE)    DATE       5%       10%
----                     ---------- --------------- --------- ---------- -------- ----------
Vincent A. Wolfington...  100,000        19.8%       $10.50    5/27/07   $660,339 $1,673,430
Don R. Dailey...........  100,000        19.8%       $10.50    5/27/07    660,339  1,673,430
David H. Haedicke.......   30,000         5.9%       $10.50    5/27/07    198,102    502,029
Guy C. Thomas...........   15,000         3.0%       $10.50    5/27/07     99,051    251,014
Richard A. Anderson.....   10,000         2.0%       $10.50    5/27/07     66,034    167,343

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END STOCK OPTION
VALUES

  There were no options exercised by any of the Named Executive Officers during the fiscal year ended November 30, 1997. The following table indicates the aggregate value of all unexercised options held by each Named Executive Officer as of November 30, 1997.

                              NUMBER OF SHARES                VALUE OF UNEXERCISED
                       UNDERLYING UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS AT
                            AT NOVEMBER 30, 1997              NOVEMBER 30, 1997 (1)
                       ------------------------------       -------------------------
                         NUMBER OF          NUMBER OF
                        EXERCISABLE       UNEXERCISABLE     EXERCISABLE UNEXERCISABLE
NAME                       SHARES             SHARES           VALUE        VALUE
----                   ---------------   ----------------   ----------- -------------
Vincent A. Wolfington            205,706                 *  $1,286,925    $    --
Don R. Dailey                    205,706                 *  $1,286,925    $    --
David H. Haedicke                 24,700            31,100  $  180,895    $151,385
Guy C. Thomas                     35,768            11,250  $  303,551    $ 36,563
Richard A. Anderson                6,886             7,500  $   48,038    $ 24,375

(1) Value of unexercised in-the-money options based upon the closing price of the Company's Common Stock on the Nasdaq National Market on November 28, 1997 (the last trading day prior to November 30, 1997).

EQUITY INCENTIVE PLANS

  The Company currently maintains the 1987 Stock Option Plan (the "1987 Plan") and the 1992 Stock Option Plan (the "1992 Plan"), both of which provide for the award of incentive and non-statutory stock options by the Company. The Company also maintains the 1997 Equity Incentive Plan (the "1997 Plan"), which provides for the award of up to 650,000 shares of Common Stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, performance stock units and other stock units which are valued by reference to the value of the Common Stock. The 1987 Plan, 1992 Plan and 1997 Plan are hereinafter referred to collectively as the "Equity Plans."

  As of February 27, 1998, options were outstanding to purchase an aggregate of 939,336 shares of Common Stock under the Equity Plans, and an aggregate of 153,756 shares of Common Stock are authorized but have not yet been granted under options pursuant to such plans (including 149,611 shares pursuant to the 1997 Plan).

  Officers, key employees, non-employee directors of and consultants to the Company are eligible to participate in the Equity Plans. The Equity Plans are administered by the Compensation Committee of the Board of Directors. Among other things, the Compensation Committee determines, subject to the provisions of said plans, who shall receive awards, the types of awards to be made, and the terms and conditions of each award. Options that are intended to qualify as incentive stock options under the Equity Plans may be exercisable for not more than 10 years after the date the option is awarded and may not be granted at an exercise price less than the fair market value of the shares of Common Stock at the time the option is granted (and, in the case of stock options granted to holders of more than 10% of the Common Stock, may not be granted at an exercise price less than 110% of the fair market value of the shares of Common Stock at the time the options are granted). The Compensation Committee may at any time, including in connection with a change in control of the Company, accelerate the exercisability of all or any portion of any option issued under the Equity Plans.

  The Compensation Committee may amend, modify or terminate any outstanding award under the Company's Equity Plans with the participant's consent, except consent shall not be required if the Compensation Committee determines that such action will not materially and adversely affect the participant. The Board may amend, suspend or terminate any of the Equity Plans, or any part of such plans, at any time, except that no amendment may be made without stockholder approval if such approval is necessary to comply with any applicable tax or regulatory requirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of March 27, 1998, certain information with respect to the beneficial ownership of Common Stock for each beneficial owner of more than 5% of the Company's Common Stock, each director of the Company, each Named Executive Officer of the Company and all directors and executive officers as a group. Except as indicated in the footnotes below, the persons named in this table have sole investment and voting power with respect to the shares beneficially owned by them.

                                                            SHARES
                                                         BENEFICIALLY    PERCENT
NAME                                                        OWNED         OWNED
----                                                     ------------    -------
Vincent A. Wolfington...................................    355,989(1)     4.6%
Don R. Dailey...........................................    345,176(2)     4.5%
David H. Haedicke.......................................     24,700(3)       *
Guy C. Thomas...........................................     98,550(4)     1.2%
Richard A. Andersen.....................................     15,486(5)       *
Robert W. Cox...........................................     20,400(6)       *
William R. Hambrecht....................................    921,333(7)    11.9%
David McL. Hillman......................................    624,044(8)     8.1%
Nicholas J. St. George..................................     12,500(9)       *
Kaufman Fund, Inc.......................................    850,000(10)   11.0%
  140 East 45th St.
  43rd Floor
  New York, NY 10017
H&Q London Ventures.....................................    444,093        5.7%
  One Bush St.
  San Francisco, CA
PNC Capital Corp. ......................................    616,544        8.0%
  One PNC Plaza
  249 Fifth Avenue
  Pittsburgh, PA 15222
Yerac Associates, L.P. .................................    516,018(11)    6.7%
  45 Belden Place
  San Francisco, CA 94104
All directors and executive officers as a group ........  2,470,670(12)   31.9%

--------
 *   Less than 1%.
(1)  Includes options to purchase 205,706 shares of Common Stock. Also includes
     (i) 1,183 shares of Common Stock currently held by a company controlled by Mr. Wolfington and (ii) 1,560 shares held by a limited partnership which are attributable to Mr. Wolfington's wife (780 shares) and one of his children (780 shares) and (iii) 450 held by one of his children. Excludes shares held by Yerac Associates, L.P. ("Yerac"), a limited partnership of which Mr. Wolfington is a limited partner, with respect to which shares Mr. Wolfington has no voting or investment power. Mr. Wolfington's address is c/o Carey International, Inc., 4530 Wisconsin Avenue, N.W., Washington, D.C. 20016.
(2) Includes options to purchase 205,706 shares of Common Stock. Excludes shares held by Yerac Associates, L.P., a limited partnership of which Mr. Dailey is a limited partner, with respect to which shares Mr. Dailey has no voting or investment power. Mr. Dailey's address is c/o Carey International, Inc., 4530 Wisconsin Avenue, N.W., Washington, D.C. 20016.
(3)  Represents options to purchase shares of Common Stock.
(4)  Includes options to purchase 35,768 shares of Common Stock.
(5)  Includes options to purchase 6,886 shares of Common Stock.
(6)  Represents options to purchase shares of Common Stock.
(7) Includes options to purchase 7,500 shares of Common Stock and also includes the following number of shares of Common Stock held by the following venture capital funds, as to which Mr. Hambrecht disclaims beneficial ownership: H:Q Venture Partners (171,063) Venture Associates
     (BVI) Limited (4,134 shares); H&Q London Ventures (444,093 shares); H&Q Ventures IV (175,197 shares); and Hamquist (10,727 shares). Also includes
     (i) 85,816 shares of Common Stock with respect to which Mr. Hambrecht shares record and beneficial ownership with Hamco Capital Corp. and (ii) 22,803 shares of Common Stock with respect to which Mr. Hambrecht shares record and beneficial ownership with the Hambrecht 1980 Revocable Trust. See "Certain Transactions." Mr. Hambrecht's address is c/o Hambrecht & Quist California, One Bush Street, San Francisco, CA 94104.
(8) Includes options to purchase 7,500 shares of Common Stock: also includes 616,544 shares held by PNC Capital Corp, of which Mr. Hillman is Executive Vice President. Mr. Hillman disclaims beneficial ownership of the shares held by PNC Capital Corp.
(9)  Includes options to purchase 7,500 shares of Common Stock.
(10) This information is based upon the Schedule 13G dated July 16, 1997 filed by Kaufman Fund, Inc.
(11) Includes shares of Common Stock issuable upon exercise of a warrant to purchase 86,003 shares of Common Stock at a price of approximately $4.65 per share. The warrant is exercisable at any time until September 1, 2001.
(12) See Notes 1-9. Includes options to purchase 570,538 shares of Common
     Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During 1993, for an aggregate purchase price of $850,000, the Company acquired 85 shares of non-voting redeemable preferred stock of CLI Fleet, Inc. ("CLI Fleet") a privately-held finance company formed for the purpose of financing the chauffeured vehicle service industry. As a holder of CLI Fleet preferred stock, the Company is currently entitled to receive an annual dividend of $500 per share. The Company waived the right to receive any dividends accrued in respect of its preferred stock through April 30, 1996, but during 1995 received referral fees totalling $100,000 from CLI Fleet. Also during 1995, CLI Fleet redeemed 10 shares of preferred stock held by the Company for an aggregate redemption price of $100,000. The remaining shares of preferred stock are subject to mandatory redemption by redemption payments of $100,000, $100,000 and $550,000 in May 1998, 1999 and
2000, respectively. Under the terms of an agreement with CLI Fleet, commencing in April 1997, the Company has an exclusive option to purchase all of the outstanding shares of common stock of CLI Fleet at a purchase price equal to the greater of $187,500 or CLI Fleet's liquidating value as determined by an independent appraisal.

  To date, CLI Fleet has provided financing to the Company's independent operators, without recourse to the Company, for both initial fees due under the Company's independent operator agreements and with respect to vehicles purchased by independent operators. Each of the Company's owned and operated chauffeured vehicle service companies has entered into a Finance & Service Agreement with CLI Fleet, which provides that the Company will recommend and refer independent operators to CLI Fleet for financing of vehicles. To date, CLI Fleet also has purchased from the Company notes receivable due from independent operators in exchange for cash or demand notes on a non-recourse basis. The Company sold $378,733, $1,762,345 and $1,015,897 of independent operator notes receivable to CLI Fleet for cash of $378,733, $1,290,899 and $733,793 and demand promissory notes of $0, $471,446 and $282,104 in 1994,
1995 and 1996, respectively. These promissory notes are due on demand, although monthly principal payments generally are received. These notes bear interest at rates ranging from 5% to 7%. The Company generally no longer sells notes receivables from independent operators to CLI Fleet, although CLI Fleet continues to provide vehicle financing to the Company's independent operators.

  In May 1996, the exercise price of a warrant issued to PNC was reduced from $6.14 to $4.65 per share. In addition, in connection with the Recapitalization, Carey repaid approximately $912,000 of the $3.8 million in principal outstanding on its subordinated note held by PNC and applied the balance of the outstanding principal to pay the purchase price for 616,544 shares of Common Stock issued to PNC upon exercise of the warrant held by it. David McL. Hillman, a director of the Company, is Executive Vice President of PNC.

  In May 1996, the exercise price of a warrant to purchase 86,003 shares of Common Stock owned by Yerac was reduced from $6.14 to $4.65 per share. In addition, in connection with the Recapitalization, Yerac converted the entire outstanding balance of a $2.0 million subordinated note held by it into approximately 430,000 shares of Common Stock. From the net proceeds of the IPO, the Company repaid approximately $1.1 million of additional outstanding indebtedness to Yerac. Messrs. Wolfington and Dailey are limited partners of Yerac. See "Principal Stockholders."

  In connection with the Recapitalization, the Company redeemed 22,000 shares of Series A Preferred Stock held by entities affiliated with Hambrecht & Quist California (collectively "H&Q") for an aggregate of $1.1 million in cash plus 44,974 shares of Common Stock. Also in connection with the Recapitalization, H&Q received 900,089 shares of Common Stock as a result of the conversion of 5,500 shares of Series B Preferred Stock and 31,864 shares of Series G Preferred Stock. William R. Hambrecht, a director of the Company, is a director and chairman of Hambrecht & Quist California and Hamco Capital Corporation, and a general partner of Hambrecht & Quist Venture Partners which, in turn, is the general partner of H&Q London Ventures, H&Q Ventures International C.V., and H&Q Ventures IV. Mr. Hambrecht also is a trustee of The Hambrecht 1980 Revocable Trust. See "Principal Stockholders."

  Vincent A. Wolfington, the Company's Chairman and Chief Executive Officer, and Don R. Dailey, the Company's President, each personally guaranteed certain indebtedness of the Company in the original principal amount of $4.5 million. The outstanding balance of this indebtedness totalled approximately $3.7 million as of February 28, 1997. The Company paid Messrs. Wolfington and Dailey $45,000 each during 1996 as a fee for guaranteeing such indebtedness. The Company used part of the net proceeds of the IPO to repay the entire outstanding amount of such indebtedness, and following the repayment the guarantees were terminated. In connection with the Recapitalization, Messrs. Wolfington and Dailey received $20,250 and $13,650, respectively, and 7,569 shares and 5,123 shares of Common Stock, respectively, as a result of the redemption of the shares of Series A Preferred Stock and the conversion of the shares of Series G Preferred Stock beneficially owned by each of them.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Carey International, Inc.

                                                   /s/ David H. Haedicke
                                          By___________________________________
                                                     DAVID H. HAEDICKE
                                                 EXECUTIVE VICE PRESIDENT
                                                  CHIEF FINANCIAL OFFICER