Form 10-Q
period 1998-02-28
CAREY INTERNATIONAL INC
filed 1998-04-14
CIK 747201

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1998 or
                                                           -----------------

  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________


       COMMISSION FILE NUMBER 000-22551



                           CAREY INTERNATIONAL, INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                     52-1171965
           --------                                     ----------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)



          4530 WISCONSIN AVENUE, NW, SUITE 500, WASHINGTON, DC 20016
          ----------------------------------------------------------
         (Address of principal executive offices, including zip code)


                                (202) 895-1200
                                --------------
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days. Yes X   No ____
                                                    ---

  There were 7,743,399 shares of the registrant's common stock, par value $.01 per share, outstanding at March 31, 1998.

                  CAREY INTERNATIONAL, INC.  AND SUBSIDIARIES

                                     INDEX
                                     -----


PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements (unaudited)

          Consolidated balance sheets as of November 30, 1997 and February 28, 1998

          Consolidated statements of operations for the three month periods ended February 28, 1997 and 1998

          Consolidated statements of cash flows for the three month periods ended February 28, 1997 and 1998

          Notes to consolidated financial statements


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 6:   Exhibits and Reports on Form 8-K



SIGNATURES

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              November 30,      February 28,
                                                                  1997             1998
                                                            ---------------    --------------
                                                                        (Unaudited)
ASSETS
Cash and cash equivalents                                       $ 5,333,402       $ 3,786,533
Accounts receivable, net                                         15,932,426        13,219,513
Notes receivable from contracts, current portion                    670,266           729,030
Prepaid expenses and other current assets                         1,435,176         1,784,834
           Total current assets                                  23,371,270        19,519,910
                                                            ---------------    --------------
Fixed assets, net                                                 9,278,319         9,182,979
Notes receivable from contracts, excluding current portion        8,164,337         8,444,485
Franchise rights, net                                             5,112,348         5,053,367
Trade name, trademark and contract rights, net                    6,493,693         6,448,942
Goodwill and other intangible assets, net                        30,991,450        31,886,854
Deferred tax assets                                                 501,545           736,301
Deposits and other assets                                         1,481,252         1,631,915
                                                            ---------------    --------------
           Total assets                                         $85,394,214       $82,904,753
                                                            ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable                                $   996,575       $   782,824
Current portion of capital leases                                   321,965           435,294
Accounts payable and accrued expenses                            17,054,081        14,724,983
                                                            ---------------    --------------
           Total current liabilities                             18,372,621        15,943,101
Notes payable, excluding current portion                          2,792,022         2,530,971
Capital leases, excluding current portion                         1,339,666         1,000,668
Deferred rent and other long- term liabilities                    1,193,577           456,132
Deferred revenue                                                 13,396,104        13,638,079
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 20,000,000 authorized
  shares, and 7,630,007 and 7,687,143 issued and
  outstanding shares in 1997 and 1998, respectively                  76,300            76,871

  Additional paid-in capital                                     45,173,336        45,347,752
  Retained earnings                                               3,050,588         3,911,179
                                                            ---------------    --------------
           Total stockholders' equity                            48,300,224        49,335,802
                                                            ---------------    --------------
           Total liabilities and stockholders' equity           $85,394,214       $82,904,753
                                                            ===============    ==============

   The accompanying notes are an integral part of these consolidated financial statements

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three months ended February 28,
                                                              -----------------------------------
                                                                   1997                 1998
                                                              --------------       --------------
                                                                           (Unaudited)
Revenue, net                                                 $    15,594,829       $   23,650,588
Cost of revenue                                                   10,468,948           16,176,915
                                                             ---------------       --------------
          Gross profit                                             5,125,881            7,473,673
Selling, general and administrative expense                        4,214,347            5,848,261
                                                             ---------------       --------------
          Operating income                                           911,534            1,625,412
Other income (expense):
  Interest expense                                                  (428,380)            (114,420)
  Interest income                                                     29,819               54,794
  Gain on sales of fixed assets                                      121,479               32,198
                                                             ---------------       --------------
Income before provision for income taxes                             634,452            1,597,984
Provision for income taxes                                           268,741              680,741
                                                             ---------------       --------------
Net income                                                   $       365,711       $      917,243
                                                             ===============       ==============
Net income per common share - basic                          $          0.27       $         0.12
                                                             ===============       ==============
Net income per common share - diluted                        $          0.11       $         0.11
                                                             ===============       ==============
Weighted average common shares used in computing net
 income per common share - basic                                   1,377,556            7,651,953
                                                             ===============       ==============
Weighted average common shares used in computing
 net income per common share - diluted                             4,086,211            8,064,323
                                                             ===============       ==============
Pro forma net income per common share - basic                $          0.12
                                                             ===============
Pro forma net income per common share - diluted              $          0.11
                                                             ===============
Pro forma weighted average common shares used in
 computing net income per common share - basic                     3,877,351
                                                             ===============
Pro forma weighted average common shares used in
 computing net income per common share - diluted                   4,172,214
                                                             ===============


   The accompanying notes are an integral part of these consolidated financial statements

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Three months ended February 28,
                                                                                 -------------------------------------
                                                                                       1997                  1998
                                                                                 ----------------      ---------------
                                                                                               (Unaudited)
Cash flows from operating activities:
  Net income                                                                     $        365,711      $       917,243
  Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization of fixed assets                                        426,461              633,310
     Amortization of intangible assets                                                    240,222              409,702
     Gain on sales of fixed assets                                                       (121,479)             (32,198)
     Provision for deferred taxes                                                        (133,810)             (74,756)
     Change in deferred revenue                                                           447,417              241,975
     Changes in operating assets and liabilities:
       Accounts receivable                                                              2,701,016            3,230,432
       Notes receivable from contracts                                                   (519,510)            (338,912)
       Prepaid expenses, deposits and other assets                                       (684,642)            (483,683)
       Accounts payable and accrued expenses                                           (2,864,825)          (3,361,407)
       Deferred rent and other long-term liabilities                                      130,388             (737,445)
                                                                                 ----------------      ---------------
         Net cash provided by (used in) operating activities                              (13,051)             404,261
                                                                                 ----------------      ---------------
Cash flows from investing activities:
  Proceeds from sales of fixed assets                                                     402,062              518,584
  Purchases of fixed assets                                                              (532,150)            (749,530)
  Acquisitions of chauffeured vehicle service companies                                   (35,811)          (1,171,636)
                                                                                 ----------------      ---------------
         Net cash used in investing activities                                           (165,899)          (1,402,582)
                                                                                 ----------------      ---------------
Cash flow from financing activities:
  Principal payments under capital lease obligations                                      (50,016)            (248,733)
  Payments of notes payable                                                            (1,280,042)            (474,802)
  Proceeds from notes payable                                                             400,000                    -
  Proceeds from issuance of common stock                                                        -              174,987
                                                                                 ----------------      ---------------
         Net cash used in financing activities                                           (930,058)            (548,548)
                                                                                 ----------------      ---------------
Net decrease in cash and cash equivalents                                              (1,109,008)          (1,546,869)
Cash and cash equivalents at beginning of period                                        2,867,711            5,333,402
                                                                                 ----------------      ---------------
Cash and cash equivalents at end of period                                       $      1,758,703      $     3,786,533
                                                                                 ================      ===============

   The accompanying notes are an integral part of these consolidated financial statements

                           CAREY INTERNATIONAL, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BACKGROUND AND ORGANIZATION

     General

          Carey International, Inc. (the "Company") provides services through a worldwide network of owned and operated companies, licensees and affiliates serving 420 cities in 65 countries. The Company owns and operates service providers in the form of wholly-owned subsidiaries in the following cities:
     Indianapolis (Carey Limousine Indiana, Inc.), London, England (Carey UK Limited), Los Angeles (Carey Limousine L.A., Inc.), New York (Carey Limousine N.Y., Inc. and Manhattan International Limousine Network, Ltd.), Philadelphia (Carey Limousine Corporation, Inc.), San Francisco (Carey Limousine SF, Inc.), South Florida (Carey Limousine Florida, Inc.), Washington, D.C. (Carey Limousine D.C., Inc.). In addition, the Company licenses the "Carey" name, and provides central reservations, billing, and sales and marketing services to its licensees. The Company's worldwide network includes affiliates in locations in which the Company has neither owned and operated locations nor licensees. The Company provides central reservations and billing services to such affiliates.

     Acquisitions

          The Company is engaged in a program of acquiring chauffeured vehicle service businesses. The chauffeured vehicle service businesses that the Company seeks to acquire may be in cities in which the Company has owned and operated service providers, licensees operating under the Carey name and trademark, and affiliates of the Company. In fiscal 1997 the Company acquired chauffeured vehicle service companies in New York, Los Angeles and Indianapolis. In the first quarter of 1998, the Company acquired a chauffeured vehicle service company in London, England (See Note 3).

2.   BASIS OF PRESENTATION

          The accompanying consolidated financial statements and these notes do not include all of the disclosures included in the Company's audited consolidated financial statements for the years ended November 30, 1996 and 1997, and should be read in conjunction with those financial statements. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements.

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

     Pro forma net income per common share

          Consistent with Staff Accounting bulletin IB-2, the Company has recalculated historical weighted average common shares outstanding and net income per common share to give effect to a

                           CAREY INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     recapitalization effected by the Company during fiscal 1997. The recalculated pro forma net income per common share is determined by (i) adjusting net income available to common shareholders to reflect the elimination in interest expense, net of taxes, resulting from the conversion of $4,867,546 of subordinated debt into Common Stock and (ii) increasing the weighted average common shares outstanding by the number of common shares resulting from the conversion of such debt, as well as the partial conversion of the Series A Preferred Stock.

3.   ACQUISITIONS

          In the periods ended February 28, 1997 and 1998, the following acquisition activity was recorded by the Company:

                                                                    Three months ended February 28,
                                                                 -------------------------------------
                                                                       1997                 1998
                                                                 ----------------     ----------------
       Fair value of net assets and liabilities acquired:
       Receivables and other assets                              $              -     $        551,281
       Fixed assets                                                             -              815,616
       Goodwill and other intangibles                                      35,811            1,171,787
       Deferred taxes                                                           -              160,000
       Accounts payable and accrued expenses                                    -             (975,657)
       Capital leases                                                           -             (551,391)
                                                                 ----------------     ----------------
       Fair value of assets and liabilities acquired             $         35,811     $      1,171,636
                                                                 ================     ================

       Cash payments                                             $         35,811     $      1,171,636
                                                                 ================     ================


4.   COMMITMENTS AND CONTINGENCIES

          In the normal course of business, the Company is subject to various legal actions which are not material to the financial condition, results of operations or cash flows of the Company.

          One of the corporations acquired by the Company has been examined by the Internal Revenue Service ("IRS") for periods prior to the acquisition date. The IRS has notified the acquired corporation of challenges to its methods of accounting and the tax treatment of certain items in those tax returns. The Company believes that any assessments ultimately sustainable by the IRS in this matter would be offset by Net Operating Loss Carryforwards (NOLs) of the acquired corporation and indemnification payments under the acquisition agreements, and would not have a material effect on the financial position, results of operations or cash flows of the Company.

5.   NET INCOME PER COMMON SHARE

          In 1998, the Company adopted SFAS No. 128, Earnings Per Share. Basic net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share has been computed by dividing net income by the weighted average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Dilutive securities consist of convertible securities which are dilutive, preferred stock, and options and warrants to acquire Common Stock for a specified price and for which the dilutive effect is measured using the treasury method. Net income per common share amounts for all periods presented have been restated to conform to SFAS No. 128.

                           CAREY INTERNATIONAL, INC
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


      Net income per common share, on a historical basis, is as follows:

                                                                          Three months ended
                                                                             February 28,
                                                                       ------------------------
                                                                          1997          1998
                                                                       ----------    ----------
               Net income                                              $  365,711    $  917,243

               Effect of conversion of subordinated debt                   88,268             -
                                                                       ----------    ----------

               Net income available to common
                 stockholders plus effect of conversion                $  453,979    $  917,243
                                                                       ==========    ==========

               Weighted average common shares
                 outstanding - basic                                    1,377,556     7,651,953

               Dilutive effects of:

                 Stock options                                            231,375       342,171

                 Warrants                                                  63,488        70,199

                 Convertible preferred stock:

                    Series B preferred stock                              663,761             -

                    Series F preferred stock                              135,025             -

                    Series G preferred stock                              673,638             -

                 Effect of conversion of subordinated debt                941,368             -
                                                                       ----------    ----------

               Weighted average common shares
                 outstanding - diluted                                  4,086,211     8,064,323
                                                                       ==========    ==========

               Net income per share - basic                            $     0.27    $     0.12
                                                                       ==========    ==========

               Net income per share - diluted                          $     0.11    $     0.11
                                                                       ==========    ==========

6.   SUBSEQUENT EVENTS

          In March 1998, the Company acquired a chauffeured vehicle limousine company in Boston and entered into a binding agreement to acquire an additional company in Boston.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED FEBRUARY 28, 1998 (THE "1998 PERIOD") COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997 (THE "1997 PERIOD")

     Revenue, Net.   Revenue, net increased  $8.1 million or 51.7% from $15.6
million in the 1997 Period to $23.7 million in the 1998 Period. Of the increase, $2.1 million resulted from expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers. A further $6.0 million of the increase was due to the revenues from companies acquired by Carey, including Manhattan International Limousine Network, Ltd. and affiliate ("Manhattan Limousine"), which was acquired on June 2, 1997, Commonwealth Limousine Services, Inc., which was acquired on October 1, 1997, and TWW, which was acquired on December 1, 1997.

     Cost of Revenue.   Cost of revenue increased $5.7 million or 54.5% from
$10.5 million in the 1997 Period to $16.2 million in the 1998 Period. The increase was primarily attributable to higher costs due to increased business levels and to increased cost associated with businesses acquired by Carey subsequent to the 1997 Period. Cost of revenue increased as a percentage of revenue, net from 67.1% in the 1997 Period to 68.4% in the 1998 Period, primarily reflecting relatively greater reliance on subcontractors, or "farm-outs," to service higher levels of business during peak periods as well as increases in costs for businesses acquired during the 1998 Period that were not fully integrated into the Company's operations.

     Selling, General and Administrative Expense.   Selling, general and
administrative expense increased approximately $1.6 million or 38.8% from $4.2 million in the 1997 Period to $5.8 million in the 1998 Period. The increase largely was due to the costs associated with higher business levels and costs of acquired businesses including personnel costs, administrative expenses and marketing expenses and an increase in amortization of intangibles. Selling, general and administrative expense decreased as a percentage of revenue, net from 27.0% in the 1997 Period to 24.7% in the 1998 Period as a result of an increase in revenue, net without a corresponding increase in administrative costs.

     Interest Expense.   Interest expense decreased from approximately $428,000
in the 1997 Period to approximately $114,000 in the 1998 Period, primarily as a result of both the use of proceeds from the Company's initial public offering ("IPO") to repay outstanding debt and the conversion of subordinated and certain other debt to Common Stock in connection with the IPO.

     Provision for Income Taxes.   The provision for income taxes increased from
approximately $268,000 in the 1997 Period to approximately $681,000 in the 1998 Period. The increase primarily was a result of the increase in pre-tax income of the Company from approximately $634,000 in the 1997 Period to $1.6 million in the 1998 Period.

     Net Income.   As a result of the foregoing, the Company's net income
increased from approximately $366,000 in the 1997 Period to approximately $917,000 in the 1998 Period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funding have been cash flow from operations, commercial bank credit facilities, notes issued by the Company to sellers of acquired chauffeured vehicle service companies and, to a lesser extent, the sale of vehicles obtained from acquired companies. In June 1997, the Company completed the IPO from which it received net proceeds of $30.8 million.

     The Company's principal uses of cash have been, and will continue to be , the funding of acquisitions, repayment of debt, and investment in both
Carey International Reservation System ("CIRS") and the Company's automated operation and information systems.

     Net cash used in operating activities was approximately $13,000 in the 1997 Period, compared to net cash provided by operating activities of approximately $404,000 in the 1998 Period. As of February 28, 1998, the Company's working capital and current ratio improved to approximately $3.6 million and 1.22, respectively, as a result of the use of net proceeds of the IPO to repay debt and continued increases in cash flow from operations.

     Cash used in investing activities was approximately $166,000 in the 1997 Period compared to cash used in investing activities of $1.4 million in the 1998 Period. Cash was used in the 1998 Period primarily to acquire operations in London. In both periods, funds used for acquisitions and capital expenditures were offset in part by proceeds from the sale of fixed assets, primarily vehicles acquired in connection with the purchase of chauffeured vehicle service companies.

     Cash used in financing activities was approximately $930,000 in the 1997 Period compared to approximately $549,000 in the 1998 Period, primarily as a result of the net payment of notes payable during 1997.

     On August 15, 1997, the Company entered into a senior credit facility with three banks consisting of a secured revolving line of credit of $25.0 million (the "Facility"). As of February 28, 1998, the Company had borrowed $1.3 million under the Facility. The Facility, which may be used for acquisitions and working capital, is collateralized by the assets of the Company and its domestic subsidiaries and by a pledge of the stock of its international subsidiary. The Facility also provides availability for the issuance of letters of credit. Loans made under the revolving line of credit bear interest at the Company's option at either the bank's prime lending rate or 2.0% above the LIBOR rate. Commitment fees equal to 0.375% per annum are payable on the unused portion of the revolving line of credit. On the second anniversary of the Facility, outstanding balances under the Facility will convert to a five-year term loan, which will bear interest either at a fixed rate (subject to availability) or at a variable LIBOR or prime-based rate with adjustments determined based on the Company's earnings. The terms of the Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinated to borrowings under the Facility and (iii) require the Company to comply with certain financial covenants.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     The Company is in the process of upgrading the CIRS and certain other computer systems. The upgrades are designed to provide enhanced customer service and management information. These upgrades, which will continue throughout 1998 and 1999, also are designed to allow such systems to overcome what commonly is referred to as the "Year 2000 Problem." The Year 2000 Problem, which is common to most corporations, concerns the inability of certain information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000 and beyond. The Company does not anticipate that the cost of these upgrades will have a material adverse effect on its financial condition and results of operations in any single future year.

FACTORS TO BE CONSIDERED

     The information set forth above contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements. Readers should refer to discussion under "Risk Factors" contained in the Company's Registration Statement on Form S-4 (No. 333-34897) filed with the Securities and Exchange Commission concerning certain factors which could cause the Company's actual results to differ materially from the results anticipated in the forward-looking statements contained herein.

PART II.  OTHER INFORMATION

     Item 2.  Change in Securities and Use of Proceeds:

                   In this Report on Form 10-Q for the quarterly period ended
              August 31, 1997 and its Report on Form 10-K/A for the year ended November 30, 1997, the Company reported on the use of proceeds from the sale of 3,335,000 shares of its Common Stock pursuant to the Company's Registration Statement on Form S-1 (File No. 333-22651), which was declared effective on May 27, 1997, in connection with its initial public offering of Common Stock (the "IPO"). In addition to the use of proceeds previously reported, the Company used $2.2 million of the net proceeds from the IPO for acquisitions during the quarter ended February 28, 1998.

     Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibit:

                   27 Financial Data Schedule (for the three months ended February 28, 1998)

                   27.1 Financial Data Schedule (for the years ended November 30, 1996 and 1997)

                   27.2 Financial Data Schedule (for the year ended November 30, 1995)

                   27.3 Financial Data Schedule (for the six months ended May 31, 1997 and the nine months ended August 31, 1997)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                               Carey International, Inc.


Date: April 14, 1998                           By: /s/ Vincent A. Wolfington
                                                   -----------------------------
                                               Vincent A. Wolfington
                                               Chairman, Chief Executive Officer



Date: April 14, 1998                           By: /s/ David H. Haedicke
                                                  ------------------------------
                                               David H. Haedicke
                                               Executive Vice President,
                                               Chief Financial Officer

                                 EXHIBIT INDEX


               NUMBER               DESCRIPTION


                 27 Financial Data Schedule (for the three months ended February 28, 1998)

                 27.1 Financial Data Schedule (for the years ended November 30, 1996 and 1997)

                 27.2 Financial Data Schedule (for the year ended November 30, 1995)

                 27.3 Financial Data Schedule (for the six months ended May 31, 1997 and the nine months ended August 31, 1997)