Form 10-Q
period 1998-05-31
CAREY INTERNATIONAL INC
filed 1998-07-14
CIK 747201

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1998 or
                                                           ------------

  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____


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

There were 9,315,067 shares of the registrant's common stock, par value $.01 per share, outstanding at July 7, 1998.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----


PART I:   FINANCIAL INFORMATION

Item 1:       Financial Statements (unaudited)

              Consolidated balance sheets as of November 30, 1997 and May 31, 1998

              Consolidated statements of operations for the three and six month periods ended May 31, 1997 and 1998

              Consolidated statements of cash flows for the six month periods ended May 31, 1997 and 1998

              Notes to consolidated financial statements


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:   OTHER INFORMATION


Item 2:       Changes in Securities

Item 4:       Submission of Matters to a Vote of Security Holders

Item 5:       Other Information

Item 6:       Exhibits and Reports on Form 8-K

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               November 30,     May 31,
                                                                   1997          1998
                                                               -----------   ------------
                                                                      (Unaudited)
ASSETS
Cash and cash equivalents                                      $ 5,333,402   $ 30,957,134
Accounts receivable, net                                        15,932,426     17,314,518
Notes receivable from contracts, current portion                   670,266        824,779
Prepaid expenses and other current assets                        1,435,176      1,935,007
                                                               -----------   ------------
                 Total current assets                           23,371,270     51,031,438
Fixed assets, net                                                9,278,319      8,945,644
Notes receivable from contracts, excluding current portion       8,164,337      9,128,438
Franchise rights, net                                            5,112,348      8,436,326
Trade name, trademark and contract rights, net                   6,493,693      6,401,080
Goodwill and other intangible assets, net                       30,991,450     34,746,233
Deferred tax assets                                                501,545      1,032,820
Deposits and other assets                                        1,481,252      1,520,603
                                                               -----------   ------------
                 Total assets                                  $85,394,214   $121,242,582
                                                               ===========   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable                               $   996,575   $  1,107,844
Current portion of capital leases                                  321,965        412,891
Accounts payable and accrued expenses                           17,054,081     18,919,477
                                                               -----------   ------------
                 Total current liabilities                      18,372,621     20,440,212
Notes payable, excluding current portion                         2,792,022      1,870,886
Capital leases, excluding current portion                        1,339,666        903,918
Deferred rent and other long-term liabilities                    1,193,577        290,565
Deferred revenue                                                13,396,104     14,396,801
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value; 20,000,000 authorized
      shares, and 7,630,007 and 9,308,144 issued and
      outstanding shares in 1997 and 1998, respectively             76,300         93,081


     Additional paid-in capital                                 45,173,336     77,468,927
Retained earnings                                                3,050,588      5,778,192
                                                               -----------   ------------
          Total stockholders' equity                            48,300,224     83,340,200
                                                               -----------   ------------
          Total liabilities and stockholders' equity           $85,394,214   $121,242,582
                                                               ===========   ============


The accompanying notes are an integral part of these consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three months ended May 31,      Six months ended May 31,
                                             --------------------------    ---------------------------
                                                1997           1998           1997            1998
                                             -----------    -----------    -----------     -----------
                                                     (Unaudited)                   (Unaudited)
Revenue, net                                 $18,690,072    $30,800,199    $34,284,901     $54,450,787
Cost of revenue                               12,194,860     20,682,528     22,663,808      36,859,443
                                             -----------    -----------    -----------     -----------
                 Gross profit                  6,495,212     10,117,671     11,621,093      17,591,344
Selling, general and administrative
 expense                                       4,505,610      6,920,262      8,719,957      12,768,523
                                             -----------    -----------    -----------     -----------
                 Operating income              1,989,602      3,197,409      2,901,136       4,822,821
Other income (expense):
    Interest expense                            (424,258)      (129,335)      (852,638)       (243,755)
    Interest income                               29,440        124,208         59,259         179,002
    Gain on sales of fixed assets                 18,999         46,572        140,478          78,770
                                             -----------    -----------    -----------     -----------
Income before provision for income taxes       1,613,783      3,238,854      2,248,235       4,836,838
Provision for income taxes                       605,496      1,350,731        874,237       2,031,472
                                             -----------    -----------    -----------     -----------
Net income                                   $ 1,008,287    $ 1,888,123    $ 1,373,998     $ 2,805,366
                                             ===========    ===========    ===========     ===========
Net income per common share - basic          $      0.67    $      0.23    $      0.95     $      0.36
                                             ===========    ===========    ===========     ===========
Net income per common share - diluted        $      0.26    $      0.22    $      0.37     $      0.34
                                             ===========    ===========    ===========     ===========
Weighted average common shares used in
 computing net income per common share-
 basic                                         1,503,718      8,045,668      1,441,330       7,850,973
                                             ===========    ===========    ===========     ===========
Weighted average common shares used in
 computing net income per common share-
 diluted                                       4,218,169      8,597,725      4,152,326       8,360,407
                                             ===========    ===========    ===========     ===========
Pro forma net income per common share -
 basic                                       $      0.25                   $      0.35
                                             ===========                   ===========
Pro forma net income per common share -
 diluted                                     $      0.25                   $      0.37
                                             ===========                   ===========
Pro forma weighted average common
 shares used in computing net income per
 common share - basic                          4,003,513                     3,941,125
                                             ===========                   ===========
Pro forma weighted average common
 shares used in computing net income per
 common share - diluted                        4,304,172                     4,238,329
                                             ===========                   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six months ended May 31,
                                                                                   --------------------------
                                                                                       1997          1998
                                                                                   -----------    -----------
                                                                                          (Unaudited)
Cash flows from operating activities:
     Net income                                                                    $ 1,373,998    $ 2,805,366
     Adjustments to reconcile net income to net cash from operating activities:
            Depreciation and amortization of fixed assets                              846,752      1,247,236
            Amortization of intangible assets                                          535,297        827,142
            Gain on sales of fixed assets                                             (140,478)       (78,770)
            Provision for deferred taxes                                              (256,025)      (531,275)
            Change in deferred revenue                                                 623,179      1,000,697
            Changes in operating assets and liabilities:
               Accounts receivable                                                   1,485,989       (864,573)
               Notes receivable from contracts                                        (781,503)    (1,118,614)
               Prepaid expenses, deposits and other assets                            (968,502)      (538,699)
               Accounts payable and accrued expenses                                  (133,790)       273,359
               Deferred rent and other long-term liabilities                           (46,912)      (903,012)
                                                                                   -----------    -----------
                       Net cash provided by operating activities                     2,538,005      2,118,857
                                                                                   -----------    -----------
Cash flows from investing activities:
     Proceeds from sales of fixed assets                                               629,692        816,745
     Purchases of fixed assets                                                      (1,548,570)    (1,117,562)
     Acquisitions of chauffeured vehicle service companies                            (323,654)    (3,636,381)
                                                                                   -----------    -----------
                       Net cash used in investing activities                        (1,242,532)    (3,937,198)
                                                                                   -----------    -----------
Cash flows from financing activities:
     Principal payments under capital lease obligations                               (108,831)      (534,529)
     Payments of notes payable                                                      (2,728,915)    (4,454,691)
     Proceeds from notes payable                                                     1,387,150      2,343,377
     Payment of pre-offering costs                                                    (440,928)             -
     Proceeds from issuance of common stock                                              9,920     30,087,916
                                                                                   -----------    -----------
                   Net cash provided by (used in) financing activities              (1,881,604)    27,442,073
                                                                                   -----------    -----------
Net increase (decrease) in cash and cash equivalents                                  (586,131)    25,623,732
Cash and cash equivalents at beginning of period                                     2,867,711      5,333,402
                                                                                   -----------    -----------
Cash and cash equivalents at end of period                                         $ 2,281,580    $30,957,134
                                                                                   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           CAREY INTERNATIONAL, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  BACKGROUND AND ORGANIZATION

    General

        Carey International, Inc. (the "Company") provides services through a worldwide network of owned and operated companies, licensees and affiliates serving 420 cities in 65 countries. The Company owns and operates service providers in the form of wholly-owned subsidiaries in the following cities:
    Boston (Boston Cars, Inc.), Indianapolis (Carey Limousine Indiana, Inc.), London, England (Carey UK Limited), Los Angeles (Carey Limousine L.A.), New York (Carey Limousine N.Y., Inc. and Manhattan International Limousine Network, Ltd.), Philadelphia (Carey Limousine Corporation, Inc.), San Francisco (Carey Limousine SF, Inc.), South Florida (Carey Limousine Florida, Inc.),and Washington, D.C. (Carey Limousine D.C., Inc.). In addition, the Company licenses the "Carey" name, and provides central reservations, billing, and sales and marketing services to its licensees. The Company's worldwide network includes affiliates in locations in which the Company has neither owned and operated locations nor licensees. The Company provides central reservations and billing services to such affiliates.

    Acquisitions

        The Company is engaged in a program of acquiring chauffeured vehicle service businesses. The chauffeured vehicle service businesses that the Company seeks to acquire may be in cities in which the Company has owned and operated service providers, licensees operating under the Carey name and trademark, and affiliates of the Company. In fiscal 1997 the Company acquired chauffeured vehicle service companies in New York, Los Angeles and Indianapolis. In the first six months in fiscal 1998, the Company acquired four chauffeured vehicle service companies in London, England, Boston and Miami. (See Note 3)

2.  BASIS OF PRESENTATION

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

                           CAREY INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    Pro forma net income per common share

        Consistent with Staff Accounting Bulletin IB-2, the Company has recalculated historical weighted average common shares outstanding and net income per common share to give effect to a recapitalization effected by the Company during fiscal 1997. The recalculated pro forma net income per common share is determined by (i) adjusting net income available to common shareholders to reflect the elimination in interest expense, net of taxes, resulting from the conversion of $4,867,546 of subordinated debt into Common Stock and (ii) increasing the weighted average common shares outstanding by the number of common shares resulting from the conversion of such debt, as well as the partial conversion of the Series A Preferred Stock.

3.  ACQUISITIONS

        In the periods ended May 31, 1997 and 1998, the following acquisition activity was recorded by the Company:

                                                          Six months ended May 31,
                                                          ------------------------
                                                             1997          1998
                                                          ----------   -----------
    Fair value of net assets and liabilities acquired:
       Receivables and other assets                       $     -      $   551,281
       Fixed assets                                             -          948,400
       Goodwill and other intangibles                        323,654     4,325,377
       Franchise rights                                         -        3,451,526
       Accounts payable and accrued expenses                    -       (1,514,275)
       Notes payable                                            -       (1,301,447)
       Capital leases                                           -         (600,025)
       Common stock                                             -       (2,224,456)
                                                          ----------   -----------
    Fair value of assets and liabilities acquired         $  323,654   $ 3,636,381
                                                          ==========   ===========

    Cash payments                                         $  323,654   $ 3,636,381
                                                          ==========   ===========

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

                           CAREY INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

    Net income per common share, on a historical basis, is as follows:

                                                Three months ended          Six months ended
                                                      May 31,                    May 31,
                                            ------------------------  -----------------------------
                                               1997         1998         1997            1998
                                            -----------  -----------  -----------  ----------------
Net income                                   $1,008,287   $1,888,123   $1,373,998        $2,805,366

Effect of conversion of subordinated
 debt                                            88,218         -         176,436              -
                                            -----------  -----------  -----------  ----------------
Net income available to common
 stockholders plus effect of conversion      $1,096,505   $1,888,123   $1,550,434        $2,805,366
                                            ===========  ===========  ===========  ================

Weighted average common shares
 outstanding - basic                          1,503,718    8,045,668    1,441,330         7,850,973

Dilutive effect of:

    Stock options                               237,171      397,894      233,716           372,576

    Warrants                                     63,488      154,163       63,488           136,858

    Convertible preferred stock:

         Series B preferred stock               663,761         -         663,761              -

         Series F preferred stock               135,025         -         135,025              -

         Series G preferred stock               673,638         -         673,638              -

                           CAREY INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    Effect of conversion of subordinated
     debt                                       941,368         -         941,368              -
                                            -----------  -----------  -----------  ----------------

Weighted average common shares
 outstanding - diluted                        4,218,169    8,597,725    4,152,326         8,360,407
                                            ===========  ===========  ===========  ================
Net income per share - basic                      $0.67   $     0.23        $0.95        $     0.36
                                            ===========  ===========  ===========  ================
Net income per share - diluted                    $0.26   $     0.22        $0.37        $     0.34
                                            ===========  ===========  ===========  ================


6.  SUBSEQUENT EVENTS

        In June and July 1998, the Company acquired chauffeured vehicle limousine companies in Chicago and Boston.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MAY 31, 1998 (THE "1998 PERIOD") COMPARED TO THREE MONTHS ENDED MAY 31, 1997 (THE "1997 PERIOD")

  Revenue, Net. Revenue, net increased $12.1 million or 64.8% from $18.7 million in the 1997 Period to $30.8 million in the 1998 Period. Of the increase, $4.0 million resulted from expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers. A further $8.1 million of the increase was due to the revenues from companies acquired by Carey, including Manhattan International Limousine Network, Ltd. and affiliate ("Manhattan Limousine"), which was acquired on June 2, 1997, Commonwealth Limousine Services, Inc., which was acquired on October 1, 1997, TWW, which was acquired on December 1, 1997, Custom Transportation Services International, Inc. which was acquired on March 1, 1998 and A and A Limousine Renting, Inc. which was acquired on May 1, 1998.

  Cost of Revenue. Cost of revenue increased $8.5 million or 69.6% from $12.2 million in the 1997 Period to $20.7 million in the 1998 Period. The increase was primarily attributable to higher costs due to increased business levels and to increased cost associated with businesses acquired by Carey subsequent to the 1997 Period. Cost of revenue increased as a percentage of revenue, net from 65.2% in the 1997 Period to 67.1% in the 1998 Period, primarily reflecting relatively greater reliance on subcontractors, or "farm-outs," to service higher levels of business during peak periods as well as increases in costs for businesses acquired during the 1998 Period that were not fully integrated into the Company's operations.

  Selling, General and Administrative Expense. Selling, general and administrative expense increased $2.4 million or 53.6% from $4.5 million in the 1997 Period to $6.9 million in the 1998 Period. The increase largely was due to the costs associated with higher business levels and costs of acquired businesses including personnel costs, administrative expenses and marketing expenses, and an increase in amortization of intangibles. Selling, general and administrative expense decreased as a percentage of revenue, net from 24.1% in the 1997 Period to 22.5% in the 1998 Period as a result of an increase in revenue, net without a corresponding increase in administrative costs.

  Interest Expense. Interest expense decreased 69.5% from approximately $424,000 in the 1997 Period to approximately $129,000 in the 1998 Period, primarily as a result of the use of proceeds from the Company's sale of common stock to repay outstanding debt and the conversion of subordinated and certain other debt to Common Stock coincident with the Company's 1997 initial public offering (the "IPO").

  Provision for Income Taxes. The provision for income taxes increased approximately $745,000 from approximately $605,000 in the 1997 Period to approximately $1.4 million in the 1998 Period. The increase primarily was a result of the increase in pre-tax income of the Company from $1.6 million in the 1997 Period to $3.2 million in the 1998 Period.

  Net Income. As a result of the foregoing, the Company's net income increased approximately $880,000 or 87.3% from approximately $1.0 million in the 1997 Period to approximately $1.9 million in the 1998 Period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


SIX MONTHS ENDED MAY 31, 1998 (THE "1998 SIX-MONTH PERIOD") COMPARED TO SIX MONTHS ENDED MAY 31, 1997 (THE "1997 SIX-MONTH PERIOD")

  Revenue, Net. Revenue, net increased $20.2 million or 58.8% from $34.3 million in the 1997 Six-Month Period to $54.5 million in the 1998 Six-Month Period. Of the increase, $6.1 million related to expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers, and $14.1 million was due to revenues of Manhattan Limousine, Commonwealth Limousine Services, Inc., TWW, Custom Transporation Services International, Inc. and A and A Limousine Renting, Inc., which were not included in the 1997 Six-Month Period.

  Cost of Revenue. Cost of revenue increased $14.2 million or 62.6% from $22.7 million in the 1997 Six-Month Period to $36.9 million in the 1998 Six-Month Period. The increase was primarily attributable to higher costs due to increased business levels and to costs of revenue of the acquired corporations which were not included in the 1997 Six-Month Period. Cost of revenue increased as a percentage of revenue, net from 66.1% in the 1997 Six-Month Period to 67.7% in the 1998 Six-Month Period, primarily reflecting a greater reliance on subcontractors or "farmouts," to service higher levels of business during peak periods as well as increases in costs for busineses acquired during the 1998 Six-Month that were not fully integrated into the Company's operations.

  Selling, General and Administrative Expense. Selling, general and administrative expense increased $4.0 million or 46.4% from $8.7 million in the 1997 Six-Month Period to $12.8 million in the 1998 Six-Month Period. The increase was largely due to the costs of additional personnel, increased marketing expenses and increased administrative expense in support of higher business levels. Selling, general and administrative expense decreased as a percentage of revenue, net from 25.4% in the 1997 Six-Month Period to 23.4% in the 1998 Six-Month Period as a result of an increase in revenue, net without a corresponding increase in administrative costs.

  Interest Expense. Interest expense decreased approximately $609,000 or 71.4% from approximately $853,000 in the 1997 Six-Month Period to approximately $244,000 in the 1998 Six-Month Period. The decrease resulted from repayment of the principal amounts of debt outstanding between the two periods and conversion of subordinated and certain other debt to Common Stock coincident with the IPO.

  Provision for Income Taxes. The provision for income taxes increased $1.2 million from approximately $874,000 in the 1997 Six-Month Period to $2.0 million in the 1998 Six-Month Period. The increase primarily related to the increase in pre-tax income of the Company from $2.2 million in the 1997 Six-Month Period to $4.8 million in the 1998 Six-Month Period.

  Net Income. As a result of the foregoing, the Company's net income increased $1.4 million or 104.2% from $1.4 million in the 1997 Six-Month Period to $2.8 million in the 1998 Six-Month Period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of funding have been cash flow from operations, commercial bank credit facilities, notes issued by the Company to sellers of acquired chauffeured vehicle service companies and, to a lesser extent, the sale of vehicles obtained from acquired companies. In June 1997, the Company completed the IPO from which it received net proceeds of $30.8 million and in May 1998, the Company completed a secondary offering which it received net proceeds of $29.8 million.

  The Company's principal uses of cash have been, and will continue to be, the funding of acquisitions, repayment of debt, and investment in both Carey International Reservations System (CIRS) and the Company's automated operation and information systems.

  Net cash provided by in operating activities was $2.5 million in the 1997
Six Month Period, compared to net cash provided by operating activities of approximately $2.1 million in the 1998 Six-Month Period. As of May 31, 1998, the Company's working capital and current ratio improved to approximately $30.6 million and 2.5:1, respectively, as a result of the use of net proceeds from the secondary offering and continued cash flow from operations.

  Cash used in investing activities was $1.2 million in the 1997 Six-Month Period compared to cash used in investing activities of $3.9 million in the 1998 Six-Month Period. Cash was used in the 1998 Six-Month Period to acquire operations in London, Boston and Miami, whereas relatively little acquisition activity occurred in the 1997 Six-Month Period. In both Six-Month Periods, funds used for acquisitions and capital expenditures were offset in part by proceeds from the sale of fixed assets, primarily vehicles acquired in connection with the purchase of chauffeured vehicle service companies.

  Cash used in financing activities was $1.9 million in the 1997 Six-Month Period compared to cash provided by financing activities of $27.4 million in the 1998 Six-Month Period, primarily from the issuance of stock in the secondary offering in the 1998 Six-Month Period after the net payment of notes payable from such net proceeds.

  On August 15, 1997, the Company entered into a senior credit facility with three banks consisting of a secured revolving line of credit of $25.0 million (the "Facility"). As of May 31, 1998, the Company had no amounts outstanding under the Facility, as a result of the repayment of balances from the net proceeds of the secondary offering. The Facility, which may be used for acquisitions and working capital, is collateralized by the assets of the Company and its domestic subsidiaries and by a pledge of the stock of its international subsidiary. The Facility also provides availability for the issuance of letters of credit. Loans made under the revolving line of credit bear interest at the Company's option at either the bank's prime lending rate or 2.0% above the LIBOR rate. Commitment fees equal to 0.375% per annum are payable on the unused portion of the revolving line of credit. On the second anniversary of the Facility, outstanding balances under the Facility will convert to a five-year term loan, which will bear interest either at a fixed rate

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


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

FACTORS TO BE CONSIDERED

  The information set forth above contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements. Readers should refer to discussion under "Risk Factors" contained in the Company's Registration Statement on Form S-1 (No. 333-50245) filed with the Securities and Exchange Commission concerning certain factors which could cause the Company's actual results to differ materially from the results anticipated in the forward-looking statements contained herein.

PART II.    OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds:

                In its Report on Form 10-Q for the quarterly period ended
             February 28, 1998 and its Report on Form 10-K/A for the year ended November 30, 1997, the Company reported on the use of proceeds from the sale of 3,335,000 shares of its Common Stock pursuant to the Company's Registration Statement on Form S-1 (File No. 333-22651), which was declared effective on May 27, 1997, in connection with the IPO. In addition to the use of proceeds previously reported, the Company used approximately $894,000 of the net proceeds from the IPO for acquisitions during the quarter ended May 31, 1998.

   Item 4.   Submission of Matters to a Vote of Security Holders

                The following matters were approved at the Company's annual stockholders' meeting, which was held on June 3, 1998:

                a)  Election of the following members of the Board of Directors:

                                                            VOTES
                                            ------------------------------------
                                                 FOR                  WITHHELD
                                            ------------------------------------
             Dennis I. Meyer                  6,462,709                 1,878
             Joseph V. Vittoria               6,461,709                 2,878

                b)  Approval of the 1997 Equity Incentive Plan, as amended:

                                            VOTES
             -------------------------------------------------------------------
                  FOR             AGAINST          ABSTAIN           NON-VOTES
             -------------------------------------------------------------------
               4,132,188          529,130           6,007            1,797,262

   Item 5.   Other Information

                The By-laws of the Company specify when a stockholder must submit nominations for director or proposals for consideration at a stockholders' meeting in order for those nominations or proposals to be considered in the meeting. In order for the nominations or proposals to be considered at a stockholders' meeting, the stockholder making them must have given timely notice in writing to the Secretary of the Company. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Company, 4530 Wisconsin Avenue, N.W., Suite 500, Washington, D.C. 20016, not less than 60 days nor more than 90 days prior to the meeting; except that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be received no later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made.

                A stockholder's notice to the Secretary concerning nominations for director shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (b) as to the stockholder giving the notice (i) the name and address, as they appear on the Company's books, of such stockholder and (ii) the class and number of shares of the Company which are beneficially owned by such stockholder.

                A stockholder's notice to the Secretary with respect to other proposals shall set forth as to each matter the stockholder proposes to bring before the meeting (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and address, as they appear on the Company's books, of the stockholder proposing such business, (c) the class and number of shares of the Company which are beneficially owned by the stockholder and (d) any material interest in the stockholder in such business.

   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibit:

                  27 Financial Data Schedule (for the six months ended May 31, 1997 and 1998)

             (b)  Reports on Form 8-K:

                  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                  Carey International, Inc.


Date: July 14, 1998               By: /s/ Vincent A. Wolfington
                                     --------------------------
                                     Vincent A. Wolfington
                                     Chairman, Chief Executive Officer



Date: July 14, 1998               By: /s/ David H. Haedicke
                                     ----------------------
                                     David H. Haedicke
                                     Executive Vice President,
                                     Chief Financial Officer

                                 EXHIBIT INDEX


NUMBER         DESCRIPTION

  27    Financial Data Schedule (for the six months ended May 31, 1997 and 1998)