Form 10-Q
period 1998-08-31
CAREY INTERNATIONAL INC
filed 1998-10-15
CIK 747201

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)
  [X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1998 or
                                                            ---------------

  [  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from __________ to

        ___________


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


                                 (202) 895-1200
                                 --------------
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days. Yes   X     No
                                                     ------     ------

  There were 9,448,834 shares of the registrant's common stock, par value $.01 per share, outstanding at September 26, 1998.

                  CAREY INTERNATIONAL, INC.  AND SUBSIDIARIES

                                     INDEX
                                     -----


PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements (unaudited)

          Consolidated balance sheets as of November 30, 1997 and August 31, 1998

          Consolidated statements of operations for the three and nine month periods ended August 31, 1997 and 1998

          Consolidated statements of cash flows for the nine month periods ended August 31, 1997 and 1998

          Notes to consolidated financial statements


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 2:   Changes in Securities

Item 4:   Submission of Matters to a Vote of Security Holders

Item 5:   Other Information

Item 6:   Exhibits and Reports on Form 8-K

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              November 30,    August 31,
                                                                  1997          1998
                                                             -------------  -------------
                                                                      (Unaudited)
ASSETS
Cash and cash equivalents                                      $ 5,333,402   $ 31,497,934
Accounts receivable, net                                        15,932,426     16,142,947
Notes receivable from contracts, current portion                   670,266        913,651
Prepaid expenses and other current assets                        1,435,176      1,709,604
                                                             -------------  -------------

        Total current assets                                    23,371,270     50,264,136
Fixed assets, net                                                9,278,319      9,095,343
Notes receivable from contracts, excluding current portion       8,164,337      9,349,879
Franchise rights, net                                            5,112,348     10,656,665
Trade name, trademark and contract rights, net                   6,493,693      6,353,220
Goodwill and other intangible assets, net                       30,991,450     35,001,603
Deferred tax assets                                                501,545        480,379
Deposits and other assets                                        1,481,252      1,465,049
                                                             -------------  -------------
        Total assets                                           $85,394,214   $122,666,274
                                                             =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable                               $   996,575   $  1,020,587
Current portion of capital leases                                  321,965        400,948
Accounts payable and accrued expenses                           17,054,081     16,832,139
                                                             -------------  -------------
        Total current liabilities                               18,372,621     18,253,674
Notes payable, excluding current portion                         2,792,022      1,769,689
Capital leases, excluding current portion                        1,339,666        830,393
Deferred rent and other long-term liabilities                    1,193,577        264,974
Deferred revenue                                                13,396,104     14,623,264
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value; 20,000,000 authorized
     shares, and 7,630,007 and 9,448,834 issued and
     outstanding shares in 1997 and 1998, respectively              76,300         94,488
     Additional paid-in capital                                 45,173,336     78,730,451
     Retained earnings                                           3,050,588      8,099,341
                                                             -------------  -------------
          Total stockholders' equity                            48,300,224     86,924,280
                                                             -------------  -------------
          Total liabilities and stockholders' equity           $85,394,214   $122,666,274
                                                             =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three months ended August 31,      Nine Months ended August 31,
                                           -------------------------------   -------------------------------
                                                1997             1998            1997              1998
                                           -------------     -------------   -------------     -------------
                                                    (Unaudited)                         (Unaudited)
Revenue, net                                 $22,932,463       $30,346,811     $57,217,364       $84,797,598
Cost of revenue                               15,358,731        20,300,634      38,022,538        57,160,077
                                           -------------     -------------   -------------    --------------
                 Gross profit                  7,573,732        10,046,177      19,194,826        27,637,521
Selling, general and administrative
 expense                                       5,551,586         6,859,956      14,271,544        19,628,479
                                           -------------     -------------   -------------     -------------
                 Operating income              2,022,146         3,186,221       4,923,282         8,009,042
Other income (expense):
    Interest expense                            (169,919)          (84,502)     (1,022,554)         (328,257)
    Interest income                              111,142           452,356         170,397           631,358
    Gain on sales of fixed assets                 38,993           141,993         179,471           220,763
                                           -------------     -------------   -------------     -------------
Income before provision for income taxes       2,002,362         3,696,068       4,250,596         8,532,906
Provision for income taxes                       822,640         1,509,684       1,696,876         3,541,156
                                           -------------     -------------   -------------     -------------
Net income                                    $1,179,722        $2,186,384      $2,553,720        $4,991,750
                                           =============     =============   =============     =============
Net income per common share - basic           $     0.16        $     0.23      $     0.74        $     0.60
                                           =============     =============   =============     =============
Net income per common share - diluted         $     0.15        $     0.22      $     0.50        $     0.56
Weighted average common shares used in
 computing net income per common share-
 basic                                         7,470,332         9,373,230       3,465,667         8,362,096
                                           =============     =============   =============     =============

Weighted average common shares used in
 computing net income per common share-
 diluted                                       7,908,500         9,948,910       5,416,885         8,894,827
                                           =============     =============   =============     =============

Pro forma net income per common share-
 basic                                        $     0.16                        $     0.49
                                           =============                     =============
Pro forma net income per common share-
 diluted                                      $     0.15                        $     0.50
                                           =============                     =============
Pro forma weighted average common
 shares used in computing net income per
 common share - basic                          7,525,986                         5,184,840
                                           =============                     =============

Pro forma weighted average common
 shares used in computing net income per
 common share - diluted                        7,910,370                         5,474,609
                                           =============                     =============

 The accompanying notes are an integral part of these consolidated financial statements.

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Nine months ended August 31,
                                                                                   ------------------------------
                                                                                        1997            1998
                                                                                   -------------    -------------
                                                                                            (Unaudited)
Cash flows from operating activities:
     Net income                                                                     $  2,553,720      $ 4,991,750
     Adjustments to reconcile net income to net cash from operating activities:
            Depreciation and amortization of fixed assets                              1,444,831        1,875,082
            Amortization of intangible assets                                            900,346        1,301,428
            Gain on sales of fixed assets                                               (179,471)        (220,763)
            Provision for deferred taxes                                                (424,025)          21,166
            Change in deferred revenue                                                   860,543        1,227,160
            Changes in operating assets and liabilities:
               Accounts receivable                                                     1,010,533          306,998
               Notes receivable from contracts                                        (1,170,305)      (1,428,927)
               Prepaid expenses, deposits and other assets                              (453,038)        (275,321)
               Accounts payable and accrued expenses                                  (1,675,064)      (1,665,273)
               Deferred rent and other long-term liabilities                             (58,165)      (1,028,603)
                                                                                   -------------    -------------
                       Net cash provided by operating activities                       2,809,905        5,104,697
                                                                                   -------------    -------------
Cash flows from investing activities:
     Proceeds from sales of fixed assets                                               1,291,286        1,334,816
     Purchases of fixed assets                                                        (3,177,135)      (2,375,917)
     Acquisitions of chauffeured vehicle service companies                            (7,394,060)      (5,151,646)
                                                                                   -------------    -------------
                       Net cash used in investing activities                          (9,279,909)      (6,192,747)
                                                                                   -------------    -------------
Cash flows from financing activities:
     Principal payments under capital lease obligations                                 (185,574)        (529,157)
     Payments of notes payable                                                       (17,838,591)      (2,299,768)
     Proceeds from notes payable                                                         450,000                -
     Proceeds from issuance of common stock                                           30,897,290       30,081,507
     Common stock dividends                                                             (101,857)               -
     Payments under Recapitalization Plan                                             (4,015,952)               -
                                                                                   -------------    -------------
                       Net cash provided by financing activities                       9,205,316       27,252,582
                                                                                   -------------    -------------
                       Net increase in cash and cash equivalents                       2,735,312       26,164,532
Cash and cash equivalents at beginning of period                                       2,867,711        5,333,402
                                                                                   -------------    -------------
Cash and cash equivalents at end of period                                          $  5,603,023      $31,497,934
                                                                                   =============    =============

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

   Acquisitions

    The Company makes strategic acquisitions of chauffeured vehicle service businesses. The chauffeured vehicle service businesses that the Company seeks to acquire may be in cities in which the Company has owned and operated service providers, licensees operating under the Carey name and trademark, and affiliates of the Company. In fiscal 1997 the Company acquired chauffeured vehicle service companies in New York, Los Angeles and Indianapolis. In the first nine months of 1998, the Companies acquired six chauffeured vehicle service companies in Boston, Chicago, South Florida and London. (See Note 3)

2. BASIS OF PRESENTATION

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

                           CAREY INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

3. ACQUISITIONS

    In the periods ended August 31, 1997 and 1998, the following acquisition activity was recorded by the Company:


                                                       Nine months ended August 31,
                                                      -----------------------------
                                                           1997            1998
                                                      -------------   -------------
Fair value of net assets and liabilities acquired:
     Receivables and other assets                       $   159,575     $   517,519
     Notes receivable from contracts                      6,647,766               -
     Prepaid expenses and other current assets                    -          33,762
     Fixed assets                                         1,498,444         948,400
     Goodwill and other intangibles assets               21,046,816       4,888,895
     Franchise rights                                             -       5,772,562
     Accounts payable and accrued expenses               (4,353,898)     (1,500,839)
     Notes payable                                       (8,524,850)     (1,301,447)
     Deferred rent and other long-term liabilities                -        (100,000)
     Capital leases                                               -        (613,410)
     Deferred revenue                                    (6,679,793)              -
                                                      -------------   -------------
Fair value of assets and liabilities acquired             9,794,060       8,645,442
Issuance of stock (228,571 and 170,271 shares of
common stock, 1997 and 1998, respectively)                2,400,000       3,493,796
                                                      -------------   -------------
Cash payments                                           $ 7,394,060     $ 5,151,646
                                                      =============   =============


4. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is subject to various legal actions which are not material to the financial condition, results of operations or cash flows of the Company.

    One of the corporations acquired by the Company has been examined by the Internal Revenue

                           CAREY INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Service ("IRS") for periods prior to the acquisition date. The IRS has notified the acquired corporation of challenges to its methods of accounting and the tax treatment of certain items in those tax returns. The Company believes that any assessments ultimately sustainable by the IRS in this matter would be offset by net operating loss carry forwards (NOLs) of the acquired corporation and indemnification payments under the acquisition agreements, and would not have a material effect on the financial position, results of operations or cash flows of the Company.


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

    Net income per common share, on a historical basis, is as follows:

                           CAREY INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

                                              Three months ended          Nine months ended
                                                    August 31,                August 31,
                                            ------------------------  --------------------------
                                               1997         1998         1997           1998
                                            -----------  -----------  -----------  -------------
Net income                                   $1,179,722   $2,186,384   $2,553,720     $4,991,750

Effect of conversion of subordinated
 debt                                                 -            -      176,436              -
                                            -----------  -----------  -----------  -------------

Net income plus effect of conversion         $1,179,722   $2,186,384   $2,730,156     $4,991,750
                                            ===========  ===========  ===========  =============

Weighted average common shares
 outstanding - basic                          7,470,332    9,373,230    3,465,667      8,362,096

Dilutive effect of:

    Stock options                               328,494      423,369      265,126        388,616

    Warrants                                     77,665      152,311       69,302        144,115

    Convertible preferred stock:

      Series B preferred stock                   14,430            -      445,738              -

      Series F preferred stock                    2,935            -       90,674              -

      Series G preferred stock                   14,644            -      452,370              -

    Effect of conversion of subordinated
     debt                                             -            -      627,578              -
                                            -----------  -----------  -----------  -------------

Weighted average common shares
 outstanding - diluted                        7,908,500    9,948,910    5,416,885      8,894,827
                                            ===========  ===========  ===========  =============

Net income per share - basic                 $     0.16   $     0.23        $0.74     $     0.60
                                            ===========  ===========  ===========  =============

Net income per share - diluted               $     0.15   $     0.22        $0.50     $     0.56
                                            ===========  ===========  ===========  =============


6. SUBSEQUENT EVENTS

    The Company completed the acquisition of American Airport Limousine Corporation ("American Limousine") in Chicago, Illinois on October 2, 1998. American Limousine generated 1997 sales of approximately $20 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED AUGUST 31,998 (the "1998 PERIOD") COMPARED TO THREE MONTHS ENDED AUGUST 31, 1997 (the "1997 PERIOD")

  Revenue, Net.   Revenue, net increased  $7.4 million or 32.3% from
$22.9 million in the 1997 Period to $30.3 million in the 1998 Period. Of the increase, $3.9 million represented internal growth resulting from expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers. The remaining $3.5 million of the increase was due to the revenues from seven acquisitions, which were not fully included in the 1997 Period.

  Cost of Revenue.   Cost of revenue increased $4.9 million or 32.2% from
$15.4 million in the 1997 Period to $20.3 million in the 1998 Period. The increase was primarily attributable to higher costs due to increased business levels and to increased cost associated with businesses acquired by Carey subsequent to the 1997 Period. Cost of revenue decreased as a percentage of revenue, net from 67.0% in the 1997 Period to 66.9% in the 1998 Period.

   Selling, General and Administrative Expense.   Selling, general and
administrative expense increased $1.3 million or 23.6% from $5.6 million in the 1997 Period to $6.9 million in the 1998 Period. The increase largely was due to the costs associated with higher business levels and costs of acquired businesses including personnel costs, administrative expenses and marketing expenses, and an increase in amortization of intangibles. Selling, general and administrative expense decreased as a percentage of revenue, net from 24.2% in the 1997 Period to 22.6% in the 1998 Period as a result of an increase in revenue, net without a corresponding increase in administrative costs.

  Interest Expense.   Interest expense decreased approximately $85,000 or 50.3%
from approximately $170,000 in the 1997 Period to approximately $85,000 in the 1998 Period, primarily as a result of the use of proceeds from the Company's sale of common stock to repay outstanding debt and the conversion of subordinated and certain other debt.

  Provision for Income Taxes.   The provision for income taxes increased
approximately $687,000 from approximately $823,000 in the 1997 Period to $1.5 million in the 1998 Period. The increase primarily was a result of the increase in pre-tax income of the Company from $2.0 million in the 1997 Period to $3.7 million in the 1998 Period.

  Net Income.   As a result of the foregoing, the Company's net income increased
$1.0 million or 85.3% from $1.2 million in the 1997 Period to $2.2 million in the 1998 Period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


NINE MONTHS ENDED AUGUST 31, 1998 (the "1998 NINE-MONTH PERIOD") COMPARED TO NINE MONTHS ENDED AUGUST 31, 1997 (the "1997 NINE-MONTH PERIOD")

  Revenue, Net.   Revenue, net increased  $27.6 million or 48.2% from $57.2
million in the 1997 Nine-Month Period to $84.8 million in the 1998 Nine-Month Period. Of the increase, $10.2 million represented internal growth resulting from expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers. The remaining $17.4 million was due to revenues of six acquisitions, which were not fully included in the 1997 Nine-Month Period.

  Cost of Revenue.   Cost of revenue increased $19.1 million or 50.3% from $38.0 million in the 1997 Nine-Month Period to $57.2 million in the 1998 Nine-Month Period. The increase was primarily attributable to higher costs due to increased business levels and to costs of revenue of the acquired businesses which were not included in the 1997 Nine-Month Period. Cost of revenue increased as a percentage of revenue, net from 66.5% in the 1997 Nine-Month Period to 67.4% in the 1998 Nine-Month Period, primarily reflecting a greater reliance on subcontractors or "farmouts," to service higher levels of business during peak periods as well as increases in costs for businesses acquired during the 1998 Nine-Month that were not fully integrated into the Company's operations.

  Nine Selling, General and Administrative Expense.   Selling, general and
administrative expense increased $5.4 million or 37.5% from $14.3 million in the 1997 Nine-Month Period to $19.6 million in the 1998 Nine-Month Period. The increase was largely due to the costs of additional personnel, increased marketing expenses and increased administrative expense in support of higher business levels. Selling, general and administrative expense decreased as a percentage of revenue, net from 24.9% in the 1997 Nine-Month Period to 23.1% in the 1998 Nine-Month Period as a result of an increase in revenue, net without a corresponding increase in administrative costs.

  Interest Expense.   Interest expense decreased approximately $694,000 or 67.9%
from $1.0 million in the 1997 Nine-Month Period to approximately $328,000 in the
1998 Nine-Month Period.   The decrease resulted from repayment of the principal
amounts of debt outstanding between the two periods and conversion of subordinated and certain other debt to Common Stock coincident with the Company's initial public offering (IPO).

  Provision for Income Taxes. The provision for income taxes increased $1.8 million from approximately $1.7 million in the 1997 Nine-Month Period to $3.5 million in the 1998 Nine-Month Period. The increase primarily related to the increase in pre-tax income of the Company from $4.3 million in the 1997 Nine-Month Period to $8.5 million in the 1998 Nine-Month Period.

  Net Income.   As a result of the foregoing, the Company's net income increased
$2.4 million or 95.5% from $2.6 million in the 1997 Nine-Month Period to $5.0 million in the 1998 Nine-Month Period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of funding have been cash flow from operations, commercial bank credit facilities, notes issued by the Company to sellers of acquired chauffeured vehicle service companies and, to a lesser extent, the sale of vehicles obtained from acquired companies. In June 1997, the Company completed the IPO from which it received net proceeds of $30.8 million and in May 1998, the Company completed a follow-on offering from which it received net proceeds of $29.8 million (the "follow-on offering").

  The Company's principal uses of cash have been, and will continue to be, the funding of acquisitions, repayment of debt, and investment in both Carey International Reservations System (the CIRS) and the Company's automated operation and information systems.

  Net cash provided by operating activities was $2.8 million in the 1997 Nine-Month Period, compared to net cash provided by operating activities of $5.1 million in the 1998 Nine-Month Period. As of August 31, 1998, the Company's working capital and current ratio improved to approximately $32.0 million and 2.8, respectively, as a result of the net proceeds from the follow-on offering and continued cash flow from operations.

  Net cash used in investing activities was $9.3 million in the 1997 Nine-Month Period compared to net cash used in investing activities of $6.2 million in the 1998 Nine-Month Period. Cash was used in the 1998 Nine-Month Period to acquire operations in London, Boston, Chicago and South Florida. Cash was used in the 1997 Nine-Month Period to acquire an operation in New York. In both Nine-Month Periods, funds used for acquisitions and capital expenditures were offset in part by proceeds from the sale of fixed assets, primarily vehicles acquired in connection with the purchase of chauffeured vehicle service companies.

  Net cash provided by financing activities was $9.2 million in the 1997 Nine-Month Period compared to cash provided by financing activities of $27.3 million in the 1998 Nine-Month Period. In both Nine-Month Periods, cash was provided by the proceeds from the sale of common stock in the IPO and the follow-on offering, while cash was primarily used to retire debt and preferred stock.

  The Company completed its acquisition of American Limousine in Chicago, Illinois on October 2, 1998. Of the purchase price of $20 million, $19 million is payable in November 1998 and the remainder is payable in January 1999.

  On August 15, 1997, the Company entered into a senior credit facility with three banks consisting of a secured revolving line of credit of $25.0 million (the "Facility"). As of August 31, 1998, the Company had no amounts outstanding under the Facility, as a result of the repayment of balances from the net proceeds of the follow-on offering. The Facility, which may be used for acquisitions and working capital, is collateralized by the assets of the Company and its domestic subsidiaries and by a pledge of the stock of its international subsidiary. The Facility also provides availability for the issuance of letters of credit. Loans made under the revolving line of credit bear interest at the Company's option at either the bank's prime lending rate or 2.0% above the LIBOR rate. Commitment fees equal to 0.375% per annum are payable on the unused portion of the revolving line of credit. On the second anniversary of the Facility, outstanding balances under the Facility will convert to a five-year term loan, which will bear interest either at a fixed rate (subject to availability) or at a variable LIBOR or prime-based rate with adjustments

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

determined based on the Company's earnings.  The terms of the Facility
(i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinated to borrowings under the Facility and (iii) require the Company to comply with certain financial covenants.

  The Company is in the process of upgrading the CIRS and subsidiary reservation systems as well as financial and certain other computer software and hardware systems. The upgrades are expected to provide significant enhancements to the Company's customer service and management information capabilities along with increased opportunities for more efficient processing and distribution of information. The Company's program of enhancements and upgrades overlaps with its plans to address the Year 2000 Problem, as described in the following three paragraphs, and replaces the need for on-going investments in its current systems that would otherwise occur in the absence of the program for enhancements and upgrades. The Company is currently committed to or anticipates spending an aggregate of approximately $6 to $8 million over the next 12 to 18 months on designing, developing and deploying software and replacing or upgrading computer-related hardware as part of its program of enhancements and upgrades.

  The Year 2000 Problem, which is common to most corporations, concerns the inability of certain information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000 and beyond. While the Company anticipates that the upgrades referred to in the preceding paragraph will result in systems that are Year 2000 compliant, the Company has also developed plans to address the possible exposures of its existing systems to the Year 2000 Problem. Key financial, management information and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and plans are in place for the necessary systems modifications or replacements. Progress against these plans is monitored and reported to senior management on a regular basis. Implementation of necessary changes to critical systems is expected to be completed during fiscal 1999.

  Costs to remedy the Year 2000 Problem for certain key financial and operational systems are expected to total approximately $130,000, of which approximately 50% has been spent to date and are charged to expense as incurred. The Company intends to remedy its Year 2000 Problem in its computer-related hardware and other commercially available software as part of its overall systems upgrade discussed above. The Company is also assessing the potential impact on operations if key third parties are not successful in making their systems Year 2000 compliant in a timely manner. The effect, if any, on the Company's results of operations if the Company's customers or its suppliers are not fully Year 2000 compliant is not reasonably estimable.

  The Company's emergency backup and recovery procedures to be followed in the event of a failure of a business-critical system will be expanded to include specific procedures for potential Year 2000 issues. Contingency plans to protect the business from Year 2000-related interruptions are being developed and are expected to be complete by June 1999.


FACTORS TO BE CONSIDERED

  The information set forth above contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements. Readers should refer to discussion under "Risk Factors" contained in the Company's Registration Statement on Form S-4 (No. 333-59599) filed with the Securities and Exchange Commission concerning certain factors which could cause the Company's actual results to differ materially from the results anticipated in the forward-looking statements contained herein.

PART II.    OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds:

   In the Report on Form 10-Q for the quarterly period ended May 31, 1998 and its Report on Form 10-K/A for the year ended November 30, 1997, the Company reported on the use of proceeds from the sale of 3,335,000 shares of its Common Stock pursuant to the Company's Registration Statement on Form S-1 (File
No. 333-22651), which was declared effective on May 27, 1997, in connection with the IPO. The Company used all of the remaining net proceeds from the IPO for acquisitions during the quarter ended August 31, 1998.

   Item 5.   Other Information

   On October 2, 1998, the Company, through a wholly-owned subsidiary, Airport Limousine Acquisition Corp., acquired certain assets and the business of Airport Limousine Partners, Inc. d/b/a American Airport Limousine Corporation ("American") and its affiliate, American Limousine Repair Service, Inc., as well as all outstanding shares of capital stock of American's affiliates, Syd's Limousine, Inc., Limos "R" Us, Inc. and A.L. Transportation, Inc. (The "Acquisition"). American and its affiliated companies operated a chauffeured vehicle services business in Chicago. The Acquisition was effected pursuant to the terms of the amended and Restated Purchase Agreement dated as of October 2, 1998 among the Company, airport Limousine Acquisition Corp., American, American Limousine Repair Service, Inc., George Jacobs, Aurbrey Jacobs, Hyma Levin and Harriet Jacobs. The purchase price in Acquisition was determined by negotiations between the parties and consisted of $20 million paid in the form of a Note, $19 million of which is due on November 4, 1998 and $1 million of which is due on January 2, 1999.

   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibit:

                   2 Amended and Restated Purchase Agreement dated as of October 2, 1998 by and among Carey International, Inc., Airport Limousine Acquisition Corp., Airport Limousine Partners, Inc. d/b/a American Airport Limousine Corporation, American Limousine Repair Service, Inc., George Jacobs, Aubrey Jacobs, Hyma Levin and Harriet Jacobs.

                  27 Financial Data Schedule (for the nine months ended August 31, 1997 and 1998)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   Carey International, Inc.


Date: October 15, 1998             By: /s/ Vincent A. Wolfington
                                       ------------------------------------
                                       Vincent A. Wolfington
                                       Chairman, Chief Executive Officer


Date: October 15, 1998             By: /s/ David H. Haedicke
                                       ------------------------------------
                                       David H. Haedicke
                                       Executive Vice President,
                                       Chief Financial Officer

                                 EXHIBIT INDEX


NUMBER         DESCRIPTION

    2 Amended and Restated Purchase Agreement dated as of October 2, 1998 by and among Carey International, Inc., Airport Limousine Acquisition Corp., Airport Limousine Partners, Inc. d/b/a American Airport Limousine Corporation, American Limousine Repair Service, Inc., George Jacobs, Aubrey Jacobs, Hyma Levin and Harriet Jacobs.

  27     Financial Data Schedule (for the nine months ended August 31, 1997 and
         1998)