Form 10-K
period 1998-11-30
CAREY INTERNATIONAL INC
filed 1999-03-01
CIK 747201

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   Form 10-K

  (Mark One)
     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended November 30, 1998
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from             to


                       Commission File Number  000-22551


                           CAREY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                     52-1171965
    (State of incorporation                             (IRS Employer
       or organization)                               Identification No.)


  4530 Wisconsin Avenue, NW, Fifth Floor                   20016
          Washington, DC
 (Address of principal executive offices                (Zip Code)


      Registrant's telephone number, including area code:  (202) 895-1200

          Securities registered pursuant to Section 12(b) of the Act:
                                     None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $.01

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days. Yes [X]   No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. [ ]

  As of February 23, 1999, an aggregate of 9,571,198 shares of Common Stock, par value $.01, were outstanding, and the aggregate market value of the Registrant's Common Stock held by non-affiliates was $167,376,853 based upon the closing price of the Common Stock on the Nasdaq National Market on such date.


================================================================================

Part 1
------

Item 1.  Business
         --------

       Carey International, Inc. ("Carey" or the "Company") is one of the world's largest chauffeured vehicle service companies, providing services through a worldwide network of owned and operated companies, licensees and affiliates serving 420 cities in 65 countries. The "Carey" brand name has represented quality chauffeured vehicle services since the 1920's. The Company owns and operates its businesses in Boston, Chicago, Indianapolis, Jacksonville, London, Los Angeles, Miami, New York, Philadelphia, San Francisco, Washington D.C. and West Palm Beach. In addition, the Company generates revenues from licensing the "Carey" name and providing central reservation, billing and sales and marketing services to its licensees. The Company's worldwide network also includes affiliates in locations in which the Company has neither owned and operated companies nor licensees. The Company has continued to enhance the development of its reservation and central billing systems and expand its worldwide service infrastructure. By leveraging its current infrastructure and position as a market leader, the Company intends to consolidate the highly fragmented chauffeured vehicle service industry through the acquisition of: (i) current Carey licensees, (ii) additional companies in markets in which the Company already owns and operates a chauffeured vehicle service company, and (iii) companies in other strategic markets in North America and Europe. The Company also intends to strengthen its global presence by establishing strategic alliances with companies in the Pacific rim in Asia and in Latin America.

       The Carey network utilizes chauffeured sedans, limousines, vans, minibuses and motor coaches to provide services for airport pick-ups and drop-offs, inter-office transfers, business and association meetings, conventions, road shows, promotional tours, special events, incentive travel and leisure travel. Businesses and business travelers utilize the Company's services primarily as a management tool to achieve more efficient use of time and other resources.

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

  Market Overview

       The chauffeured vehicle service industry serves businesses in virtually all sectors of the economy . The Company believes that business customers are becoming increasingly sophisticated in their use of ground vehicle services and are demanding a broader array of airport or other destination site "meet-and-greet" services and other efficiency enhancing services, as well as productivity tools in vehicles such as cellular telephones. Although there are other forms of transportation that compete with chauffeured vehicles, such as buses, jitney services, taxis, radio cars and rental cars, the Company believes that none of those forms of transportation provides the quality, dependability and value-added services of chauffeur-driven vehicles. The Company also believes that businesses place a premium on service providers that are able to coordinate the travel itinerary of each member of a large group over many locations with a single reservation and billing system.

  Business Strategy

       The Company's objective is to increase its profitability and its market share in the chauffeured vehicle service industry by implementing the following growth strategies:

          Expand Through Internal Growth. The Company expects to continue to generate internal growth by further enhancing its delivery of high quality service to its customers through automation and training initiatives, by further investment in its sales and marketing programs and by extending its services to new industry segments, such as group movement for meetings and special events.

          Expand Through Acquisitions. The Company believes that there are significant opportunities to acquire additional chauffeured vehicle service companies that would benefit from the capital and management resources that the Company can provide. Carey intends to acquire current Carey licensees, as well as additional chauffeured vehicle service companies both in markets in which the Company already owns and operates such a company and in other strategic regions in North America and Europe. Carey also intends to establish strategic alliances with companies in the Pacific rim of Asia and in Latin America. Carey believes it has a competitive advantage in acquiring licensees because of a right of first refusal contained in the substantial majority of its domestic license agreements. The Company has acquired 27 chauffeured vehicle service businesses since November 1991.

          Increase International Market Share. Approximately 12.8% of the Company's revenue, net was derived from services performed outside the United States during its fiscal year ended November 30, 1998. Of these international revenues, approximately 71.3% was generated by the Company's owned and operated business in London, approximately 28.1% was generated by the Company's international licensees and the remainder was generated by the Company's international affiliates. By enhancing its international presence, the Company also expects to increase its revenues from providing chauffeured vehicle services to international travelers both visiting the United States and traveling abroad. Carey believes that its network can capture a significant portion of the growing international market for chauffeured vehicle services by intensifying its sales and marketing efforts, strengthening its relationship with significant domestic and international business travel arrangers, capitalizing on the capacity of the CIRS to operate on a global scale and acquiring or licensing additional chauffeured vehicle service companies and otherwise implementing the Carey system outside the United States.

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

          Improve Profit Margins. The Company believes that it can improve its profitability by continuing to deploy enterprise automation systems, increasing the proportion of hourly business to total revenues and converting salaried chauffeurs to independent operators in certain businesses acquired by Carey. The objective of Carey's independent operator strategy is to instill in each chauffeur the sense of purpose, responsibility and dedication characteristic of an independent business owner, thereby increasing the profitability of the chauffeur and the Company. Carey's independent operator program allows the Company to reduce its labor and capital costs, convert fixed costs to variable costs and generate revenues from fees paid by independent operators.

  Acquisition Program

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

       Carey intends to pursue acquisitions that will allow the Company to own and operate chauffeured vehicle service companies in new geographic markets. The Company currently owns and operates chauffeured vehicle service companies in eight of the largest United States travel markets and in London, the largest European travel market, and will seek to acquire Carey licensees in other significant travel markets in North America and Europe, and establish strategic alliances with companies in the Pacific rim of Asia and in Latin America. The Company's preference is to retain key management, operating and sales personnel of an acquired company in a new market in order to maintain continuity of operations and customer service.

       Generally, the Company believes that there is significant potential for it to expand its business in each of the markets in which it owns and operates a chauffeured vehicle service company through acquisitions. The Company expects to retain key management and sales personnel of the acquired company in markets in which it has existing operations and to seek to improve that company's profitability through implementation of the Company's operating strategies. In most instances, acquired operations can be integrated into the Company's existing operations in a market, resulting in the elimination of duplicative overhead and operating costs.

       The Company believes that there are significant advantages to consolidating the chauffeured vehicle service industry. Carey believes it can increase revenues of acquired companies by marketing the worldwide services of its network to customers of such companies and by increasing the productivity of chauffeurs at the acquired companies through the implementation of training and quality assurance programs. Moreover, Carey believes that cost savings can be achieved following acquisitions through (i) the consolidation of certain administrative functions and increased use of automation, (ii) the elimination of redundant facilities, equipment and personnel, and (iii) the conversion of salaried chauffeurs driving company-owned vehicles into independent operators driving their own vehicles.

       Carey has acquired 27 chauffeured vehicle service companies since November 1991. The following table lists the date of acquisition, location of each such chauffeured vehicle service company and whether the acquired company was a licensee or affiliate of Company or other chauffeured vehicle service company:

                              Acquisition History
                             November 1991--Present

     Date                      Location                  Acquired Company
     ----                      --------                  ----------------
     November 1991...........  Washington D.C.           Other
     September 1992..........  Los Angeles, CA           Other
     August 1993.............  Wilmington, DE            Licensee
     September 1993..........  West Palm Beach, FL       Licensee
     November 1993...........  New York, NY              Other
     June 1994...............  Washington, DC            Other
     June 1994...............  Los Angeles, CA           Other
     December 1994...........  Boca Raton, FL            Other
     January 1995............  San Francisco, CA         Other
     April 1995..............  Washington, D.C.          Other
     April 1995..............  Ft. Lauderdale/Miami, FL  Licensee
     May 1995................  San Francisco, CA         Other
     August 1995.............  San Francisco, CA         Other
     August 1995.............  Boca Raton, FL            Other
     February 1996...........  London, England           Affiliate
     June 1997...............  New York, NY              Other
     October 1997............  Indianapolis, IN          Affiliate
     October 1997............  Los Angeles, CA           Affiliate
     December 1997...........  London, England           Other
     March 1998..............  Boston, MA                Other
     April 1998..............  Boston, MA                Licensee
     April 1998..............  Miami, FL                 Other
     May 1998................  Boston, MA                Other
     July 1998...............  Chicago, IL               Licensee
     September 1998..........  Chicago, IL               Other
     January 1999............  Jacksonville, FL          Other
     January 1999............  Miami, FL                 Other

       The Company regularly reviews various strategic acquisition opportunities and periodically engages in discussions regarding such possible acquisitions. As the result of this review process, negotiations and acquisition agreements may occur from time to time if appropriate opportunities arise. As consideration for future acquisitions, the Company intends to use various combinations of shares of Common Stock, cash and notes. Some or all of such shares of Common Stock issued in connection with acquisitions may be registered under the Securities Act.

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

       The Company's fleet, primarily vehicles which are owned and operated by independent operators in the owned and operated locations, contains five types of vehicles: chauffeured sedans, limousines, vans, minibuses and motor coaches some of which can carry up to 52 persons. The vehicles of the Company's licensees and affiliates in larger markets are similar to the Company's fleet, and in smaller markets generally consist of only chauffeured sedans and limousines. All vehicles are driven by uniformed professional chauffeurs, most of whom own the vehicles that they drive. Each such chauffeur drives a clean, late model vehicle with amenities important to the business traveler, such as cellular telephones and daily newspapers.

       Owned and Operated Companies. The Company owns and operates chauffeured vehicle service companies providing service to Boston, Chicago, Indianapolis, Jacksonville, London, Los Angeles, Miami, New York, Philadelphia, San Francisco, and Washington, D.C. and West Palm Beach. Revenue, net provided by these companies represented approximately 81.2% of the Company's revenue, net in fiscal 1997 and 84.4% in fiscal 1998.

       Licensees. The Company has 38 licensees serving 105 cities in the United States and 24 licensees serving 105 cities outside the United States, all of which operate under the Carey name. Revenue provided by the Company's licensees, including revenues from reservations billed centrally by the Company as well as licensing and marketing fees, represented approximately 12.2% and 13.7% of the Company's revenue, net in fiscal 1997 and 1998, respectively.

     The domestic license fee ranges from $10,000 to $75,000, depending upon the size of the market. The sum of the continuing fees paid by the domestic licensee varies, but annually is generally less than 10% of its revenues or, in some cases, less than 10% of an excess above a specified base. Substantially all candidates contracting with the company as domestic licensees have been in business for at least 10 years prior to the grant of a license. The term of a domestic license agreement entered into prior to January 1, 1996 is perpetual and subsequent to January 1, 1996 ranges from 5 to 15 years.

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

       Affiliates. The Company utilizes affiliates to provide services to its clients in cities where the Company does not have Company-owned operations or licensees. Affiliates are not licensed to use the Carey name and do not pay license fees to the Company, but must meet the Company's quality standards in order to receive referred business. Pursuant to oral agreements between the Company and its affiliates, the Company is entitled to receive a commission of 15% to 20% of net vehicle revenues for all referred business. The Company's affiliates are located in 121 cities in the United States and 67 cities outside the United States. Revenue provided by the Company's affiliates represented approximately 1.3% and 1.0% of the Company's revenue, net in fiscal 1997 and 1998, respectively.

  Carey International Reservation System (CIRS)

     The hub of the Company's network of service providers is the CIRS, the Carey International Reservation System. The CIRS is operated on a 24-hour basis by Carey's central reservation department, which processes reservations through the Company's proprietary computer system. The central reservation department receives reservations through the Company's toll free telephone number (800-336-4646), by fax or telex, or through one of the six major airline reservation systems, SABRE, APOLLO, WORLDSPAN, GALILEO, BABS and SITA. These airline systems allow travel agencies, corporate travel departments and government offices to access the CIRS through over 300,000 reservation terminals worldwide. The Company charges a licensee or affiliate for each reservation referred to the licensee or affiliate through the CIRS.

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

       The CIRS utilizes client/server architecture and proprietary software developed over a five-year period which allows constant input into a complex international network linking more than 65 countries. A primary strength of the CIRS is the reliability of its reporting and control systems which verify all reservations for complete information, customer service requirements and accounting authorizations. The CIRS also contains customers invoicing programs to allow central billing directly through the system for all services used worldwide. In addition, the system's ability to track reservations allows more accurate and detailed analysis for marketing purposes.

       In 1992, the Company began leasing its reservation and operating systems to its licensees. These systems create a basis for certain licensees to have direct access to the CIRS and provide them with the ability to book local reservations, dispatch vehicles and account for chauffeured vehicle services.

  Marketing, Sales and Customer Service

       The Company believes that "Carey", a registered service mark, is a highly
  recognized name in   the chauffeured vehicle service and travel industries
  worldwide. The Company intends to continue to expand recognition of the "Carey" name through its marketing and promotional efforts. Carey has developed an extensive marketing program directed at both the travel arranger and the end user of chauffeured vehicle services. The program consists of directory listings, advertising, direct mail, public relations, cooperative promotional and joint marketing programs, attendance at and sponsorship of travel-related conventions and workshops and direct selling. The direct sales force serving the Company and its licensees currently consists of approximately 40 professionals.

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

       The Company's marketing program seeks to build upon brand name recognition, customer loyalty, service know-how, technology and strategic market relationship with other leaders in the travel and tourism industry, such as airlines, travel agencies, credit card companies and central reservation systems. The Company also is involved in promotional and cooperative agreements with American Express Platinum Card and Gold Card, Diner's Club "Club Chauffeur" program, British Airways, Air France and various cruise lines.

       The Company believes that the retention and expansion of existing business is as important as new sales. Carey has established a base of loyal customers in part by monitoring the standard of service through its quality assurance and customer service programs. To assure that the Company continues to provide consistently high quality and reliable service, Carey operates a five-part quality assurance program. The Company's quality assurance program utilizes survey cards that are sent to customers and travel arrangers.
  In excess of 90% of the quality assurance cards returned to Carey during the twelve-month period ended November 30, 1998 rated the Company's reservation services, chauffeurs and vehicles as "excellent." Carey's quality assurance program includes evaluations performed by an independent consultant to measure the quality of chauffeur services, the appearance of chauffeurs and vehicles and the availability of other amenities, such as cellular phones and daily newspapers.

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

       Each independent operator enters into an agreement with the Company to provide prompt and courteous service to the Company's customers with a properly maintained, late model vehicle consistent with the Company's standards. The cost of a new vehicle ranges from approximately $35,000 to $65,000, depending upon whether it is a sedan or a limousine and the features included in the vehicle. Each new independent operator agrees to pay an initial fee to the Company, acquire his or her vehicle and pay all of the maintenance and operating expenses of the vehicle, including gasoline. The independent operator agreements currently entered into by the Company generally provide for a term of 15 years, fees of $45,000 to $75,000 and an interest rate of 15.75% per year.

       The independent operator agreement provides that the Company will bill and collect all revenues (as defined in the agreement) and remit to the independent operator 60% to 70% of such revenues. In this arrangement, the Company assumes the risk of collecting from each customer and generally pays the independent operator his or her share regardless of whether the Company is paid by the customer. An independent operator's failure to meet the high standards of service associated with the Carey name constitutes a breach of the agreement and gives rise to a right of the Company to terminate the agreement.

       Independent operators also generally require financing to purchase their vehicles. Typically, independent operators have utilized banks, vehicle financing companies or CLI Fleet, Inc. ("CLI Fleet"), a finance company that specializes in providing financing to the chauffeured vehicle service industry. See "Certain Transactions."

  Customers

       The Company's customer list exceeds 100,000 individuals and organizations that are dispersed across many different industries and geographic locations. No client accounted for more than 5% of the Company's revenue, net in 1998. The Company's major clients include companies in the airline, travel and related services, finance, manufacturing, pharmaceutical, insurance, publishing, oil and gas exploration, entertainment, tobacco and food and beverage industries.

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

       The Company is subject to federal and state laws, rules and regulations governing the offer and sale of franchises. A number of states have enacted laws that require detailed disclosure in the offer and sale of franchises and/or the registration of the franchisers with state administrative agencies. The Company is also subject to Federal Trade Commission and state regulations relating to disclosure requirements in the sale of franchises. Certain states have enacted, and others may enact, legislation governing certain aspects of the franchise relationship and limiting the ability of the franchisers to terminate or refuse to renew a franchise. The law applicable to franchise sales and relationships is rapidly developing, and the Company is unable to predict the effect on its franchise system of additional requirements or restrictions that may be enacted or promulgated or of court decisions that may be adverse to franchiser. Due to the scope of the Company's business and the complexity of franchise regulation, compliance problems may be encountered from time to time.

  Insurance

       The Company is exposed to claims for personal injury or death and property damage as a result of automobile accidents involving chauffeured vehicles operated by its employees and independent operators and by its licensees and their drivers. The Company purchases automobile liability, automobile collision and comprehensive damage, uninsured and under insured motorist coverage, general liability, comprehensive property damage, workers' compensation and other insurance coverages that management considers adequate for the protection of the Company's assets and operations, although there can be no assurance that the coverages and limits of such policies will be adequate. The Company's standard license agreement requires that its licensees purchase similar types of insurance and name the Company as a named insured in such insurance policies. A successful claim against the Company beyond the scope of its or its licensees' insurance coverage or in excess of its or its licensees' limits could have a material adverse effect on the Company's business, financial condition and results of operations.

  Employees and Independent Operators

       As of November 30, 1998, the Company had 774 full-time employees (159 of whom were chauffeurs) and 268 part-time employees (195 of whom were chauffeurs). As of November 30, 1998, the Company also had agreements with 751 independent operators. The Company is not a party to any collective bargaining agreement.

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

Item 2.  Properties
         ----------

        The Company leases approximately 25,000 square feet in Washington, D.C. for its executive and administrative offices and its central reservation capabilities. The lease expires in 2007. Of the 14 facilities occupied by the Company's owned and operated vehicle service companies on November 30, 1998, 12 were leased and 2 were owned by the Company. The leased facilities range in size from 1,750 to 38,000 square feet and provide for annual minimum lease rentals ranging from $30,000 to $360,000, with the average approximating $80,000 a year. The Company owned facilities are located in Long Island City, New York and Alexandria, Virginia.

Item 3.  Legal Proceedings
         -----------------

        The Company is from time to time a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year 1998.

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

                                                           High         Low

           May 28, 1997 through August 31, 1997.........$   15 5/8  $   11

           September 1, 1997 through November 30, 1997..    18          13 3/4

           December 1, 1997 through February 28, 1998...    18          14

           March 1, 1998 through May 31, 1998...........    24 3/8      18 3/8

           June 1, 1998 through August 31, 1998.........    29 1/2      16

           September 1, 1998 through November 30, 1998..    17 5/8      12 1/2


     On February 23, 1999, the last reported sale price of the Common Stock was $18.0683 and there were approximately 213 holders of record of Common Stock.

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

Item 6.  Selected Financial Data
         -----------------------


                      SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data as of November 30, 1994, 1995, 1996, 1997, and 1998 and for each of the five years in the period ended November 30, 1998 have been derived from the consolidated financial statements of the Company.

     The selected consolidated financial data of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this document.

                                                                      Fiscal Year Ended November 30,
                                                           ----------------------------------------------------
                                                             1994       1995       1996       1997       1998
                                                           --------   --------   --------   --------   ---------
                                                              (In thousands, except share and per share data)
Consolidated Statement of Operations Data
(1):

   Revenue, net..........................................  $ 40,314   $ 48,969   $ 65,545   $ 86,378    $123,218

   Cost of revenue.......................................    27,700     33,027     43,649     57,890      81,973
                                                           --------   --------   --------   --------    --------

   Gross profit..........................................    12,614     15,942     21,896     28,488      41,245

   Selling, general and administrative
      expense............................................    11,043     14,081     16,727     20,112      27,680
                                                           --------   --------   --------   --------    --------

   Operating income......................................     1,571      1,861      5,169      8,376      13,565

   Interest income (expense) and other
      income (expense), net..............................    (1,446)    (1,492)    (1,380)      (690)        727
                                                           --------   --------   --------   --------    --------

   Income  before provision  for income
      taxes..............................................       125        369      3,789      7,686      14,292

   Provision for income taxes............................       163        271        294      3,163       5,941
                                                           --------   --------   --------   --------    --------

   Net income (loss).....................................  $    (38)  $     98   $  3,495   $  4,523    $  8,351
                                                           ========   ========   ========   ========    ========

   Net income (loss) per common share -
      basic(2)...........................................  $  (0.04)  $   0.07   $   2.57   $   1.00    $   0.97
                                                           ========   ========   ========   ========    ========

   Net income (loss) per common share -
      diluted(2).........................................  $  (0.03)     $0.03   $   1.01   $   0.77    $   0.92
                                                           ========   ========   ========   ========    ========

   Weighted average common shares used
      in computing net income per
      common share - basic(2)............................     1,323      1,333      1,359      4,506       8,634
                                                           ========   ========   ========   ========    ========

   Weighted average common shares used
      in computing net income per
      common share - diluted(2)..........................     1,348      2,817      3,794      6,137       9,094
                                                           ========   ========   ========   ========    ========

                                                                        November 30,
                                                      ------------------------------------------------
                                                        1994      1995      1996      1997      1998
                                                      --------  --------  --------  --------  --------
Consolidated Balance Sheet Data:

   Working capital (deficit).......................   $    531  $ (1,948) $ (2,188) $  4,999 $ 13,737

   Total assets....................................     29,494    38,729    43,967    85,394   129,212

   Long-term debt and capital leases, less current
         maturities................................     12,276    14,502    12,039     4,132     2,457

   Deferred revenue(3).............................      4,484     4,726     6,181    13,396    15,085

   Total stockholders' equity......................      4,218     4,197     7,573    48,300    90,139

__________
1. The results of operations of chauffeured vehicle service companies acquired by the Company in New York (1997), Los Angeles (1997), London (1997),
   Boston (1998), Chicago (1998) and West Palm Beach (1998) have been included in the statement of operations data from their respective dates of acquisition.
2. Net income (loss) per common share has been restated to comply with SFAS No. 128, Earnings per Share. See Note 2 to the Company's Consolidated Financial Statements.
3. Represents the balance of the fees deferred in connection with independent operator agreements less amounts previously recognized. Such fees are recognized ratably over the terms of the agreements, which typically range from 10 to 20 years. See the Notes to the Company's Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
  of Operations
  -------------


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

Overview

  The Company generates revenues primarily from chauffeured vehicle services provided by (i) Carey's owned and operated businesses and (ii) Carey's licensees and affiliates when services provided by such licensees and affiliates are billed through the Company's central reservation and billing system. In 1997 and 1998, approximately 81.2% and 84.4%, respectively, of the Company's revenue, net was generated by chauffeured vehicle services provided by the Company's owned and operated businesses, approximately 12.2% and 13.7%, respectively, was generated by chauffeured vehicle services provided by the Company's licensees and billed by the Company, and approximately 1.3% and 1.0%, respectively, was generated by chauffeured vehicle services provided by the Company's affiliates and billed by the Company. Carey also generates revenues from its licensees through fees (both initial and monthly) related to (i) licensing the use of its name and service mark, (ii) its central reservation and billing services and
(iii) its marketing activities. In 1997 and 1998, approximately 2.6% and 1.7%, respectively, of the Company's revenue, net was generated from its licensees through such fees. To a lesser extent, the Company derives revenues from the payment of fees by independent operators. The Company recognizes revenues from these fees ratably over the terms of the independent operators' agreements with the Company, which typically range from 10 to 20 years.

  Cost of revenue primarily consists of amounts due to the Company's independent operators. The amount due to independent operators is a percentage (ranging from 60% to 70%) of the charges of services provided, net of discounts and commissions. Cost of revenue also includes payments to service providers unaffiliated with the Company ("farmouts") to whom the Company refers work when business levels exceed the capacity of independent operators and employed chauffeurs. Such amounts generally include the charges for services provided less referral fees ranging from 15% to 25% of net vehicle service revenue. Cost of revenue also includes amounts due to the Company's licensees and affiliates for chauffeured vehicle services provided by them and billed by the Company. Cost of revenue includes costs associated with owning and maintaining the vehicles owned by the Company, telecommunications expense, salaries and benefits for reservationists, marketing expenses for the benefit of licensees, and commissions due to travel agents and credit card companies.

  Selling, general and administrative expenses consist primarily of compensation and related benefits for the Company's officers and administrative personnel, marketing and promotional expenses for the Company's owned and operated chauffeured vehicle service companies, and professional fees, as well as amortization costs related to the intangible assets recorded in connection with of the Company's acquisitions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


  In addition to internal growth from the Company's sales and marketing efforts, an important component in the Company's growth to date has been the acquisition of certain licensees and other chauffeured vehicle service companies. Since December 1995, Carey has acquired eleven chauffeured vehicle service companies. Ten of these acquisitions were made for cash, the issuance or assumption of notes and/or issuance of common stock and were accounted for using the purchase method of accounting. A substantial majority of the purchase price paid by the Company in each such acquisition represented goodwill or franchise rights (if a licensee was acquired). In addition, in October 1997, the Company completed a merger with Indy Connection which was accounted for as a pooling-of-interests.

  The results of operations for the acquired companies accounted for by the purchase method have been included in the Company's consolidated financial statements from their respective dates of acquisition. Carey generally expects to benefit from its acquisitions by consolidating general and administrative functions, increasing operating efficiencies, and, as a result of converting salaried chauffeurs to independent operators, eliminating the overhead and capital costs associated with employing salaried chauffeurs, leasing garages, maintaining parts and fuel inventories, and owning and operating vehicles. The Company generally realizes these benefits within six to nine months after an acquisition, depending upon whether the acquisition is of a chauffeured vehicle service company in a location in which the Company already operates, or of a licensee in a market where Carey has yet to establish operations.

Results of Operations

  The following table sets forth, for the periods indicated, certain financial data for the Company expressed as a percentage of revenue, net.

                                                Fiscal Year Ended November 30,
                                              ----------------------------------
                                                 1996        1997        1998
                                              ----------  ----------  ----------
Revenue, net.................................     100.0%      100.0%      100.0%

Cost of revenue..............................      66.6        67.0        66.5
                                              ----------  ----------  ----------

Gross profit.................................      33.4        33.0        33.5

Selling, general and administrative expense..      25.5        23.3        22.5
                                              ----------  ----------  ----------

Operating income.............................       7.9         9.7        11.0

Interest and other income
 (expense), net..............................      (2.1)       (0.8)        0.6
                                              ----------  ----------  ----------

Income before provision for income taxes.....       5.8         8.9        11.6

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)



Provision  for income taxes..................       0.5         3.7         4.8

Net income...................................       5.3%        5.2%        6.8%


Year Ended November 30, 1998 Compared to Year Ended November 30, 1997

  Revenue, Net.   Revenue, net increased approximately $36.8 million or 42.6%
from $86.4 million in 1997 to $123.2 million in 1998.   Of the increase,
approximately $19.6 million was contributed by existing operations as a result of expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers, and approximately $23.0 million was due to revenues of companies which were acquired.

  Cost of Revenue. Cost of revenue increased approximately $24.1 million or 41.6% from $57.9 million in 1997 to $82.0 million in 1998. The increase was primarily attributable to higher costs due to increased business levels and to cost of revenue of acquired businesses. Cost of revenue decreased as a percentage of revenue, net from 67.0% in 1997 to 66.5% in 1998 as a result of spreading the Company's cost of revenue over a larger revenue base.

  Selling, General and Administrative Expense.   Selling, general and
administrative expense increased approximately $7.6 million or 37.6% from $20.1 million in 1997 to $27.7 million in 1998. The increase was largely due to higher administrative costs associated with additional personnel, increased marketing expenses and higher amortization of intangibles as a result of acquisitions. Selling, general and administrative expense decreased as a percentage of revenue, net from 23.3% in 1997 to 22.5% in 1998 as a result of an increase in revenue without a corresponding increase in administrative costs.

  Interest Expense.   Interest expense decreased from $1.1 million in 1997 to
$566,000 in 1998, primarily as a result of the use of proceeds from the Company's 1997 initial public offering ("IPO") to repay outstanding debt and the conversion of subordinated and certain other debt to Common Stock in connection with the IPO.

  Provision for Income Taxes.   The provision for income taxes increased
from $3.2 million in 1997 to $5.9 million in 1998. The increase was the result of the increase in pre-tax income of the Company. The Company's effective tax rate was 41.1% in 1997 and 41.6% in 1998.

  Net Income.   As a result of the foregoing, the Company's net income increased from $4.5 million in 1997 to $8.4 million in 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


Year Ended November 30, 1997 Compared to Year Ended November 30, 1996

  Revenue, Net.   Revenue, net increased  $20.8 million or 31.8% from $65.5
million in 1996 to $86.4 million in 1997. Of the increase, approximately $8.8 million resulted from expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers and approximately $12.0 million of the increase was due to the revenues from companies acquired.

  Cost of Revenue. Cost of revenue increased approximately $14.2 million or 32.6% from $43.6 million in 1996 to $57.9 million in 1997. The increase was primarily attributable to higher costs due to increased business levels and to cost of revenue of acquired corporations. Cost of revenue increased as a percentage of revenue, net from 66.6% in 1996 to 67.0% in 1997, primarily reflecting increases in telephone, chauffeur and certain other costs as a percentage of revenue, net.

  Selling, General and Administrative Expense.   Selling, general and
administrative expense increased approximately $3.4 million or 20.2% from $16.7 million in 1996 to $20.1 million in 1997. The increase was largely due to the costs of additional personnel, increased marketing expenses and increased administrative expenses related to acquired operations and generally in support of higher business levels. Selling, general and administrative expense decreased as a percentage of revenue, net from 25.5% in 1996 to 23.3% in 1997 as a result of an increase in revenue, net without a corresponding increase in administrative costs.

  Interest Expense.   Interest expense decreased from $1.9 million in 1996 to
$1.1 million in 1997, primarily as a result of the use of proceeds from the IPO to repay outstanding debt and the conversion of subordinated and certain other debt to Common Stock in connection with the IPO.

  Provision for Income Taxes.   The provision for income taxes increased from
approximately $294,000 in 1996 to $3.2 million in 1997. The increase was the result of the increase in pre-tax income of the Company and the effect of the reversal of a valuation allowance against the Company's net deferred tax asset. The reversal reduced the provision for income taxes in 1996 by approximately $1.5 million. As a result, the Company's effective tax rate was 7.8% in 1996 and 41.2% in 1997.

  Net Income.   As a result of the foregoing, the Company's net income increased from $3.5 million in 1996 to $4.5 million in 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Quarterly Results

  The following table presents unaudited quarterly financial information for 1996, 1997 and 1998. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the results for such quarters.

                                             Quarter Ended
                             -----------------------------------------------
                                                 1996
                             -----------------------------------------------
                                Feb.         May         Aug.         Nov.
                                 29           31          31           30
                             ---------   ---------   -----------   ---------

Revenue, net...............  $  12,892   $  16,695   $    16,073   $  19,885

Gross profit...............      4,232       5,674         5,472       6,518

Operating income...........        490       1,459         1,343       1,877

Net income.................         36         750           681       2,028
[CAPTION]

                                             Quarter Ended
                             -----------------------------------------------
                                                 1997
                             -----------------------------------------------
                                Feb.         May        Aug.        Nov.
                                 28           31         31          30
                             ---------   ---------   -----------   ---------

Revenue, net................ $  15,595     $18,690   $    22,932   $  29,161

Gross profit................     5,126       6,495         7,574       9,293

Operating income............       912       1,990         2,022       3,452

Net income..................       366       1,008         1,180       1,969

Net income per common
share-basic.................      0.27        0.67          0.16        0.26

Net income per common
share-diluted...............      0.11        0.26          0.15        0.25
[CAPTION]

                                             Quarter Ended
                             -----------------------------------------------
                                                 1998
                             -----------------------------------------------
                                Feb.         May        Aug.        Nov.
                                 28           31         31          30
                             ---------   ---------   -----------   ---------

Revenue, net................ $  23,651   $  30,800   $    30,347   $  38,421

Gross profit................     7,474      10,118        10,046      13,608

Operating income............     1,625       3,197         3,186       5,558

Net income..................       917       1,888         2,186       3,361


Net income per common
share-basic.................      0.12        0.23          0.23        0.34

Net income per common
share-diluted...............      0.11        0.22          0.22        0.34

                                             Quarter Ended
                             -----------------------------------------------
                                                 1996
                             -----------------------------------------------
                                Feb.         May         Aug.         Nov.
                                 29           31          31           30
                             ---------   ---------   -----------   ---------

Revenue, net................      100%        100%          100%        100%

Gross profit................     32.8        34.0          34.0        32.8

Operating income............      3.8         8.7           8.4         9.4

Net income..................      0.3%        4.5%          4.2%       10.2%


                                             Quarter Ended
                             -----------------------------------------------
                                                 1997
                             -----------------------------------------------
                                Feb.         May        Aug.        Nov.
                                 28           31         31          30
                             ---------   ---------   -----------   ---------

Revenue, net................      100%        100%          100%        100%

Gross profit................     32.9        34.8          33.0        31.9

Operating income............      5.8        10.6           8.8        11.8

Net income..................      2.3%        5.4%          5.1%        6.8%


                                             Quarter Ended
                             -----------------------------------------------
                                                 1998
                             -----------------------------------------------
                                Feb.         May        Aug.        Nov.
                                 28           31         31          30
                             ---------   ---------   -----------   ---------

Revenue, net................      100%        100%          100%        100%

Gross profit................     31.6        32.8          33.1        35.4

Operating income............      6.9        10.4          10.5        14.5

Net income..................      3.9%        6.1%          7.2%        8.7%


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


Liquidity and Capital Resources

  Cash and cash equivalents increased approximately $9.1 million from $5.3 million at November 30, 1997 to $14.5 million at November 30, 1998. Operating activities provided net cash of $10.4 million during 1998. The overall net increase in cash and cash equivalents in 1998 over 1997 primarily related to the cash proceeds to the Company from its issuance of Common Stock and net cash provided by chauffeured vehicle service operations, offset by the use of such cash to acquire chauffeured vehicle service companies and retire debt.

  Cash used in investing activities decreased by $2.8 million over 1997. Cash of $11.0 million was used in 1997 to acquire chauffeured vehicle service companies and purchase fixed assets, net of cash from sale of fixed assets, whereas $8.2 million of cash was used in 1998 to acquire several chauffeured vehicle service companies and purchase fixed assets, net of cash from sale of fixed assets.

  Cash provided by financing activities decreased by $3.2 million over 1997, primarily as a result of the net proceeds from the issuance of stock and after using such proceeds to retire debt and complete the Recapitalization.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


  At November 30, 1998, the Company had debt outstanding of $4.3 million, approximately $2.7 of which is to be repaid over the next 12 months.

  In January 1999, the Company entered into a new three-year Revolving Credit Facility consisting of an unsecured revolving line of credit of $75.0 million (the "Credit Facility"). The Credit Facility will be used for acquisitions and working capital. Loans made under the Credit Facility will bear interest at the Company's option at either the banks' prime lending rate or at a varying rate above the LIBOR rate depending upon the ratio of the Company's debt to equity. Committment fees equal to 0.375% per annum are payable on the unused portion of the Credit Facility. The terms of the Credit Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring on assuming other indebtedness that is not subordinated to the borrowings under the Credit Facility and (iii) require the Company to comply with certain financial covenants.

  While there can be no assurance, and depending on the methods of financing and size of potential acquisitions, management believes that cash flow from operations, the remaining net proceeds from the sale of common stock and funds from the Credit Facility will be adequate to meet the Company's capital requirements for the next 12 months. While the Company historically has financed many acquisitions primarily with cash, it may seek to finance future acquisitions by using Common Stock for a portion or all of the consideration to be paid.

  The Company is in the process of upgrading the CIRS and subsidiary reservation systems as well as its financial and certain other computer software and hardware systems. The upgrades are expected to provide significant enhancements to the Company's customer service and management information capabilities along with increased opportunities for more efficient processing and distribution of information. The Company's program of enhancements and upgrades overlaps with its plans to address the Year 2000 Problem, as described in the following three paragraphs, and replaces the need for on-going investments in its current systems that would otherwise occur in the absence of the program of enhancements and upgrades. The Company is currently committed to or anticipates spending an aggregate of approximately $6 to $8 million over the next 12 to 18 months on designing, developing and deploying software and replacing or upgrading computer-related hardware as part of its program of enhancements and upgrades.

  The Year 2000 Problem, which is common to most corporations, concerns the inability of certain information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000 and beyond. While the Company anticipates that the upgrades referred to in the preceding paragraph will result in systems that are Year 2000 compliant, the Company has also developed plans to address the possible exposures of its existing systems to the Year 2000 Problem. Key financial, managment information and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and plans are in place for the necessary systems modifications or replacements. Progress against these plans is monitored and reported to senior management on a regular basis. Implementation of necessary changes to critical systems is expected to be completed during fiscal 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)



  Costs to remedy the Year 2000 Problem for certain key financial and operational systems are expected to total approximately $130,000, of which approximately 75% has been spent to date, and are charged to expense as incurred. The Company intends to remedy its Year 2000 Problem in its computer-related hardware and other commerically available software as part of its overall systems upgrade discussed above. The Company is also assessing the potential impact on operations if key third parties are not successful in making their systems Year 2000 compliant in a timely manner. The effect, if any, on the Company's results of operations if the Company's customers or its suppliers are not fully Year 2000 compliant is not reasonably estimable.

  The Company's emergency backup and recovery procedures to be followed in the event of a failure of a business-critical system will be expanded to include specific procedures for potential Year 2000 issues. Contingency plans to protect the business from Year 2000-related interruptions are being developed and are expected to be complete by June 1999.

Factors To Be Considered

  The information set forth above contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements. Readers should refer to discussion under "Risk Factors" contained in the Company's Registration Statement on Form S-4 (No. 333-59599) filed with the Securities and Exchange Commission, which is incorporated herein by reference, concerning certain factors which could cause the Company's actual results to differ materially from the results anticipated in the forward-looking statements contained herein.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                        Index to Financial Statements

       FINANCIAL STATEMENTS                                  Page No.
       --------------------                                  --------

       Carey International, Inc. and Subsidiaries

          Audited Consolidated Financial Statements

          Report of Independent Accountants                       23
          Balance Sheets as of November 30, 1997 and 1998         24
          Statements of Operations for the years ended
            November 30, 1996, 1997 and 1998                      25
          Statements of Changes in Stockholders' Equity for the
            years ended November 30, 1996, 1997 and 1998          26
          Statements of Cash Flows for the years ended
            November 30, 1996, 1997 and 1998                      27
          Notes to Consolidated Financial Statements              28-49


          Schedule VIII     Valuation and Qualifying Accounts     52

       All other schedules are omitted because they are either not applicable, or required or because the required information is included in the consolidated financial statements or notes thereto.

                       Report of Independent Accountants
                       ---------------------------------



To the Stockholders and Board of Directors of Carey International, Inc.

     In our opinion, the accompanying consolidated financial statements listed on page 22 of this Form 10-K present fairly, in all material respects, the consolidated financial position of Carey International, Inc. and subsidiaries at November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                PricewaterhouseCoopers LLP

Washington, DC
January 30, 1999

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                     November 30,
                                                                              --------------------------
ASSETS                                                                            1997          1998
                                                                              -----------   ------------
Cash and cash equivalents..................................................   $ 5,333,402   $ 14,456,241
Accounts receivable, net of allowance for doubtful accounts of
 $639,000 in 1997 and $736,000 in 1998.....................................    15,932,426     17,864,127

Notes receivable from contracts, current portion...........................       670,266      1,249,117
Prepaid expenses and other current assets..................................     1,435,176      1,291,508
                                                                              -----------   ------------
     Total current assets..................................................    23,371,270     34,860,993
Fixed assets, net of accumulated depreciation of $5,116,000 in
 1997 and $5,988,000 in 1998...............................................     9,278,319     12,912,287

Notes receivable from contracts, excluding current portion.................     8,164,337      9,538,856
Franchise rights, net of accumulated amortization of $1,965,000 in
 1997 and $2,301,000 in 1998...............................................     5,112,348     10,863,968

Trade name, trademark and contract rights, net of accumulated
 amortization of $1,164,000 in 1997 and $1,355,000 in 1998.................     6,493,693      6,305,359

Goodwill and other intangible assets, net of accumulated
 amortization of $1,500,000 in 1997 and $2,857,000 in 1998.................    30,991,450     53,273,552

Deferred tax assets........................................................       501,545              -
Deposits and other assets..................................................     1,481,252      1,456,871
                                                                              -----------   ------------
     Total assets..........................................................   $85,394,214   $129,211,886
                                                                              ===========   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable...........................................   $   996,575   $  2,652,754
Current portion of capital leases..........................................       321,965        384,511
Accounts payable and accrued expenses......................................    17,054,081     18,086,507
                                                                              -----------   ------------
     Total current liabilities.............................................    18,372,621     21,123,772
Notes payable, excluding current portion...................................     2,792,022      1,665,194
Capital leases, excluding current portion..................................     1,339,666        792,143
Deferred rent and other long- term liabilities.............................     1,193,577        406,835
Deferred revenue...........................................................    13,396,104     15,085,118
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 1,000,000
   shares, none issued and outstanding.....................................             -              -

  Common stock, $0.01 par value; authorized 20,000,000
   shares; issued and outstanding 7,630,007 shares in 1997
   and 9,463,614 in 1998...................................................        76,300         94,636


  Additional paid-in capital...............................................    45,173,336     78,668,859
  Retained earnings........................................................     3,050,588     11,375,329
                                                                              -----------   ------------
     Total stockholders' equity............................................    48,300,224     90,138,824
                                                                              -----------   ------------
     Total liabilities and stockholders' equity............................   $85,394,214   $129,211,886
                                                                              ===========   ============


              The accompanying notes are an integral part of the
                       consolidated financial statements

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Years ended November 30,
                                                      ------------------------------------------
                                                         1996           1997            1998
                                                      -----------   ------------    ------------
Revenue, net........................................  $65,544,942   $ 86,378,313    $123,218,301

Cost of revenue.....................................   43,649,178     57,890,393      81,973,011
                                                      -----------   ------------    ------------
   Gross profit.....................................   21,895,764     28,487,920      41,245,290

Selling, general and administrative expense.........   16,726,610     20,111,590      27,680,111
                                                      -----------   ------------    ------------
   Operating income.................................    5,169,154      8,376,330      13,565,179

Other income (expense):

Interest expense....................................   (1,898,231)    (1,141,946)       (566,432)

Interest income.....................................      162,711        231,384       1,040,623

Gain on sales of fixed assets.......................      355,754        220,004         252,322
                                                      -----------   ------------    ------------
        Income  before provision for income taxes...    3,789,388      7,685,772      14,291,692

Provision for income taxes..........................      294,421      3,162,282       5,940,846
                                                      -----------   ------------    ------------
        Net income..................................  $ 3,494,967   $  4,523,490    $  8,350,846
                                                      ===========   ============    ============
Net income per common share-basic...................  $      2.57   $       1.00    $       0.97
                                                      ===========   ============    ============
Net income per common share-diluted.................  $      1.01   $       0.77    $       0.92
                                                      ===========   ============    ============
Weighted average common shares
outstanding-basic...................................    1,359,126      4,506,108       8,634,239
                                                      ===========   ============    ============
Weighted average common shares
outstanding-diluted.................................    3,794,291      6,137,418       9,093,632
                                                      ===========   ============    ============
Pro forma net income per common share-basic.........                $       0.81
                                                                    ============
Pro forma net income per common share-diluted.......                $       0.76
                                                                    ============
Pro forma weighted average common shares
outstanding-basic...................................                   5,819,145
                                                                    ============
Pro forma weighted average common shares
 outstanding........................................                   6,180,773
                                                                    ============

              The accompanying notes are an integral part of the
                       consolidated financial statements

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                          Carey
                                  Series A       Series B      Series E      Series F      Series G      Indiana
                                  preferred     preferred     preferred     preferred     preferred     preferred
                                    stock         stock         stock         stock         stock         stock
                                  ---------     ---------     ---------     ---------     ---------     ---------
Balance at November 30, 1995....  $ 420,700      $ 95,800      $ 97,500     $ 100,000     $ 498,900      $ 40,000

Redemption of preferred stock...          -             -       (97,500)            -             -       (40,000)

Issuance of stock...............          -             -             -             -             -             -

Payment of preferred stock
 dividends......................          -             -             -             -             -             -

Payment of common stock
 dividends......................          -             -             -             -             -             -

Cumulative effect of
 currency translation...........          -             -             -             -             -             -

Net income......................          -             -             -             -             -             -
                                  ---------     ---------     ---------     ---------     ---------     ---------
Balance at November 30, 1996....    420,700        95,800             -       100,000       498,900             -

Issuance of common stock
 and redemption of
 preferred stock under
 Recapitalization Plan..........   (420,700)      (95,800)            -      (100,000)     (498,900)            -

Issuance of common stock
 in initial public offering.....          -             -             -             -             -             -

Issuance of common stock
 in purchases of
 chauffeured vehicle
 companies......................          -             -             -             -             -             -

Issuance of common stock
 under option plans.............          -             -             -             -             -             -

Conversion of debt for
 common stock...................          -             -             -             -             -             -

Payment of common stock
 dividends......................          -             -             -             -             -             -

Cumulative effect of
 currency translation...........          -             -             -             -             -             -

Net income......................          -             -             -             -             -             -
                                  ---------     ---------     ---------     ---------     ---------     ---------
Balance at November 30, 1997....          -             -             -             -             -             -

Issuance of common stock in
 public offering................          -             -             -             -             -             -

Issuance of common stock
 in purchase of
 chauffeured vehicle
 companies......................          -             -             -             -             -             -

Issuance of common stock
 under option plans.............          -             -             -             -             -             -

Cumulative effect of
 currency translation...........          -             -             -             -             -             -

Net income......................          -             -             -             -             -             -
                                  ---------     ---------     ---------     ---------     ---------     ---------
Balance at November 30, 1998....  $       -      $      -      $      -     $       -     $       -     $      -
                                  =========     =========     =========     =========     =========     =========
                                                                                        Retained
                                            Common Stock              Additional        earnings             Total
                                  ----------------------------         paid-in        (accumulated        stockholders'
                                    Shares              $              capital          deficit)             equity
                                  ----------       -----------       -----------      -----------         -----------
Balance at November 30, 1995....   1,357,714       $    13,577       $ 7,821,570      $(4,891,009)        $ 4,197,038

Redemption of preferred stock...           -                 -                 -                -            (137,500)

Issuance of stock...............      19,842               199            19,801                -              20,000

Payment of preferred stock
 dividends......................           -                 -                 -             (900)               (900)

Payment of common stock
 dividends......................           -                 -                 -          (42,057)            (42,057)

Cumulative effect of
 currency translation...........           -                 -                 -           41,536              41,536

Net income......................           -                 -                 -        3,494,967           3,494,967
                                  ----------       -----------       -----------      -----------         -----------
Balance at November 30, 1996....   1,377,556            13,776         7,841,371       (1,397,463)          7,573,084

Issuance of common stock
 and redemption of
 preferred stock under
 Recapitalization Plan..........   2,560,071            25,601         2,853,841                -           1,764,042

Issuance of common stock
 in initial public offering.....   3,335,000            33,350        30,580,511                -          30,613,861

Issuance of common stock
 in purchases of
 chauffeured vehicle
 companies......................     292,066             2,920         3,397,080                -           3,400,000

Issuance of common stock
 under option plans.............      17,207               172            53,514                -              53,686

Conversion of debt for
 common stock...................      48,107               481           447,019                -             447,500

Payment of common stock
 dividends......................           -                 -                 -         (101,857)           (101,857)

Cumulative effect of
 currency translation...........           -                 -                 -           26,418              26,418

Net income......................           -                 -                 -        4,523,490           4,523,490
                                  ----------       -----------       -----------      -----------         -----------
Balance at November 30, 1997....   7,630,007            76,300        45,173,336        3,050,588          48,300,224

Issuance of common stock in
 public offering................   1,450,000            14,500        29,357,385                -          29,371,885

Issuance of common stock
 in purchase of
 chauffeured vehicle
 companies......................     182,535             1,825         3,491,970                -           3,493,795

Issuance of common stock
 under option plans.............     201,072             2,011           646,168                -             648,179

Cumulative effect of
 currency  translation..........           -                 -                 -          (26,105)            (26,105)

Net income......................           -                 -                 -        8,350,846           8,350,846
                                  ----------       -----------       -----------      -----------         -----------
Balance at November 30, 1998....   9,463,614           $94,636       $78,668,859      $11,375,329         $90,138,824
                                  ==========       ===========       ===========      ===========         ===========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years ended November 30,
                                                                        -----------------------------------------
                                                                            1996          1997           1998
                                                                        ------------  ------------   ------------
Cash flows from operating activities:
  Net income                                                            $ 3,494,967   $  4,523,490   $  8,350,846
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of fixed assets                        2,095,439      2,039,968      2,465,736
     Amortization of intangible assets                                    1,064,255      1,313,456      1,944,983
     Gain on sales of fixed assets                                         (355,754)      (220,004)      (252,322)
     Provision (benefit) for deferred income taxes                       (1,346,557)       799,650      1,027,357
     Change in deferred revenue                                           1,455,013        565,997      1,689,014
     Change in operating assets and liabilities:
       Accounts receivable                                                 (545,421)    (5,234,779)      (356,679)
       Notes receivable from contracts                                   (1,052,838)    (1,063,192)    (1,953,370)
       Prepaid expenses, deposits and other assets                         (665,084)      (912,875)      (278,066)
       Accounts payable and accrued expenses                              2,021,101        542,789     (1,040,084)
       Deferred rent and other long-term liabilities                        (36,914)     1,082,296     (1,152,757)
                                                                        -----------   ------------   ------------
              Net cash provided by operating activities                   6,128,207      3,436,796     10,444,658
                                                                        -----------   ------------   ------------
Cash flows from investing activities:
   Proceeds from sale of fixed assets                                     1,788,380      1,486,780      1,841,962
   Purchases of fixed assets                                             (3,091,353)    (4,089,417)    (4,473,830)
   Partial redemption of investment                                               -              -        100,000
   Acquisitions of chauffeured vehicle service companies                 (1,730,232)    (8,396,017)    (5,647,427)
                                                                        -----------   ------------   ------------
              Net cash used in investing activities                      (3,033,205)   (10,998,654)    (8,179,295)
                                                                        -----------   ------------   ------------
Cash flow from financing activities:
   Proceeds from sale of notes receivable from independent operators        733,793              -              -
   Principal payments under capital lease obligations                      (297,549)      (237,359)    (1,039,709)
   Preferred stock dividends                                                   (900)             -              -
   Payment of notes payable                                              (5,976,357)   (19,164,223)   (22,122,879)
   Proceeds from notes payable                                            3,857,568      2,704,162              -
   Issuance of common stock                                                  20,000     30,842,778     30,020,064
   Payments under Recapitalization                                                -     (4,015,952)             -
   Common stock dividends                                                   (42,057)      (101,857)             -
   Redemption of preferred stock                                           (137,500)             -              -
                                                                        -----------   ------------   ------------
              Net cash provided by (used in) financing activities        (1,843,002)    10,027,549      6,857,476
                                                                        -----------   ------------   ------------
Net increase in cash and cash equivalents                                 1,252,000      2,465,691      9,122,839
Cash and cash equivalents at beginning of year                            1,615,711      2,867,711      5,333,402
                                                                        -----------   ------------   ------------
Cash and cash equivalents at end of year                                $ 2,867,711   $  5,333,402   $ 14,456,241
                                                                        ===========   ============   ============

              The accompanying notes are an integral part of the
                       consolidated financial statements

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and organization

  General

     Carey International, Inc. (the "Company") is one of the world's largest chauffeured vehicle service companies, providing services through a worldwide network of owned and operated companies, licensees and affiliates serving 420 cities in 65 countries. The Company owns and operates service providers in the form of wholly-owned subsidiaries in: Boston, Chicago, Indianapolis, Jacksonville, London, Los Angeles, Miami, New York, Philadelphia, San Francisco, Washington, D.C., and West Palm Beach. In addition, the Company generates revenues from licensing the "Carey" name, and from providing central reservations, billing, sales and marketing services to its licensees. The Company's worldwide network also includes affiliates in locations in which the Company has neither owned and operated locations nor licensees. The Company provides central reservations and billing services to such affiliates.

  Acquisitions

     The Company is engaged in a program of acquiring chauffeured vehicle service businesses. Such acquisitions include unrelated chauffeured vehicle service businesses, some of which may be in cities in which the Company has owned and operated service providers, licensees operating under the Carey trade name and trade mark and affiliates of the Company. In 1996, the Company acquired a chauffeured vehicle service company in London, England. In 1997, the Company acquired chauffeured vehicle service companies in New York, Los Angeles, and Indianapolis. In 1998, the Company acquired chauffeured vehicle service companies in South Florida, Boston and Chicago.

  Reverse Stock Split

     In connection with the Company's initial public offering ("IPO"), completed June 2, 1997, the Company's Board of Directors authorized a one for 2.3255 reverse stock split of the outstanding shares of the Company's common stock. All references to common stock, options, warrants and per share data have been restated to give effect to the reverse stock split. On June 2, 1997, the Company also effected a Recapitalization (the "Recapitalization"), which is more fully described in Note 16.

  2. Summary of significant accounting policies

  Basis of presentation

     The consolidated financial statements of Carey International, Inc. and subsidiaries include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

     Each independent operator enters into an agreement with the Company to provide service to the Company's customers with a properly maintained, late model vehicle which he or she owns and for which he or she pays all of the maintenance and operating expenses, including gasoline. The Company, under the independent operator agreement, agrees to bill and collect all revenues and remit to the independent operator 60% to 70% of revenues, as defined in the agreement. Each new operator agrees to pay a one-time fee currently ranging from $45,000 to $75,000 to the Company under the terms of the independent operator agreement (See "Revenue recognition").

     The Company typically receives a promissory note from the independent operator as payment for the one-time fee under the terms of the Standard Independent Operator Agreement (see Note 4) and records the note in notes receivable from contracts. Prior to September 1996, the notes evidencing such financing generally were sold on a non-recourse basis by the Company to third party finance companies (see Note 10) in exchange for cash and promissory notes. Since September 1996, the Company has ceased selling notes to third parties. Promissory notes due from finance companies have also been recorded in notes receivable from contracts in the consolidated balance sheets.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and notes receivable from contracts. The Company maintains its cash and cash equivalents with various financial institutions. In order to limit exposure to any one institution, the Company's cash equivalents are composed mainly of overnight repurchase agreements collateralized by U.S. Government securities. Accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company performs ongoing credit evaluations of its customers, and

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  may require credit card documentation or prepayment of selected transactions.
  Notes receivable from   contracts are supported by the underlying base of
  revenue serviced by each respective independent operator   (see Notes 4 and
  10). The Company performs ongoing evaluations of each independent operator's productivity and payment capacity and has utilized third-party financing to reduce credit exposure.

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

     The Company capitalizes software development costs relating to a computerized system which includes applications for reservations, dispatch, billing and accounting functions. Amortization of these costs occurs over their estimated economic life of 5-7 years and commences upon the successful deployment of the software.

    Intangible assets

     Effective September 1, 1991, the Company acquired the Carey name and trademark and the contract rights to all royalty fee payments by various Carey licensees for a purchase price of $7 million. These assets are being amortized over 40 years.

     The Company has acquired chauffeured vehicle service companies, all of which have been accounted for as purchases except for Indy Connection. For each business acquired which is a licensee of the Company, the excess of cost over the fair market value of the net assets acquired is allocated to franchise rights in the balance sheet. With respect to acquired businesses which are not licensees of the Company, the excess of cost over the net assets acquired is allocated to goodwill. Goodwill and franchise rights are amortized over 30 years using the straight-line method. Such amortization is included in selling, general and administrative expense in the statement of operations. The Company evaluates the recoverability of its intangible assets at least annually based on estimated undiscounted cash flows over the lesser of the remaining amortization periods or calculated lives, giving consideration to revenue expected to be realized. This determination is based on an evaluation of such factors as the occurrence of a significant change in the environment in which the business operates or the expected future net cash flows (undiscounted and without interest). There have been no adjustments to the carrying value of intangible assets resulting from this evaluation.

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Revenue recognition

     Chauffeured vehicle services - The Company's principal source of revenue is from chauffeured vehicle services provided by its operating subsidiaries. Such revenue, net of discounts, is recorded when such services are provided. The Company, through the Carey International Reservation System ("CIRS"), has a central reservation system capable of booking reservations on behalf of its licensees and affiliates. Under most circumstances, central reservations are billed by the Company to the customer when the Company receives a service invoice from the licensee or affiliate that provided the service. At such time, the Company also records the gross revenue for the transaction.

     Fees from licensees and affiliates - The Company charges an initial license fee under its domestic license agreement and records the fee as revenue on signing of the agreement. The Company also charges its domestic licensees monthly franchise and marketing fees equal to stated percentages of monthly revenues, as defined in the licensing agreement. Monthly fees to domestic licensees are generally less than 10% of the licensee's monthly revenues. The Company records such fees as revenues as they are charged to the licensees.

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

  Net income per common share

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Previously reported earnings per share data for the years ended November 30, 1996 and 1997 have been restated to conform with the provisions of FAS 128.

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Consistent with Staff Accounting Bulletin IB-2, the Company has recalculated 1997 historical weighted average common shares outstanding and net income per common share to give effect to the Recapitalization (see Note
  16). The recalculated pro forma net income per common share is determined by
  (i) adjusting net income available to common shareholders to reflect the elimination in interest expense, net of taxes, resulting from the conversion of $4,867,546 of subordinated debt into common stock and (ii) increasing the weighted average common shares outstanding by the number of common shares resulting from the conversion of such debt, as well as the partial conversion of the Series A Preferred Stock.

  Stock-based Compensation

     In October 1995, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation. SFAS 123 allows companies to either account for stock-based compensation under the fair value method of SFAS 123 or under the provisions of Accounting Principles Board Option No. 25 ("APB 25"), Accounting for Stock Issued to Employees. The Company has continued to apply the provisions of APB 25 and has provided pro forma disclosure in the notes to the financial statements. (See Note 14)

  Foreign operations

     The consolidated financial statements include foreign assets, liabilities revenues and operating profit of $6.8 million, $3.9 million, $11.2 million and $1.1 million, respectively, as of and for the year ended November 30, 1998. The consolidated financial statements include foreign assets, liabilities, revenues and operating profits of $5.0 million, $3.6 million, $7.2 million and $584,000, respectively, as of and for the year ended November 30, 1997. The net effects of foreign currency transactions reflected in operations were immaterial. Assets and liabilities of the Company's foreign operations are translated into United States dollars using exchange rates in effect at the balance sheet date and results of operations items are translated using the average exchange rate prevailing throughout the period.

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. Fees from licensees

     The total of all domestic license fees, franchises fees and marketing fees earned in each of 1996, 1997 and 1998 was $2,180,540, $2,479,503 and
  $1,776,541, respectively. Amounts due from licensees of $130,215 and $270,916 at November 30, 1997 and 1998, respectively, are included in accounts receivable in the consolidated balance sheets of the Company.

4.  Transactions with Independent Operators

     The Company recorded approximately $2,371,000, $1,815,000 and $3,346,435 in 1996, 1997 and 1998, respectively, as deferred revenue relating to fees from new agreements with independent operators. Amounts of deferred revenue recognized as revenues in 1996, 1997 and 1998 amounted to approximately $936,000, $923,000 and $1.2 million, respectively.

     Notes receivable from contracts include approximately $8,605,000 and $10,589,000 at November 30, 1997 and 1998, respectively, for amounts due from independent operators and approximately $229,000 and $199,000 at November 30, 1997 and 1998, respectively, for amounts due from a related party financing company (see Note 11).

     In the normal course of business, the Company's independent operators are responsible for financing their own vehicles through third parties. From time to time, the Company has arranged lease and purchase financing for certain vehicles and has in turn leased back such vehicles to independent operators on terms and conditions similar to those under which the Company is obligated.

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



5. Fixed assets

     Fixed assets consist of the following:

                                                        November 30,
                                                  -------------------------
                                                     1997          1998
                                                  -----------   -----------

Vehicles......................................... $ 5,586,060   $ 6,235,903
Software development costs.......................   2,658,257     4,850,973
Equipment........................................   3,039,845     4,105,400
Furniture........................................   1,057,644     1,426,578
Leasehold improvements...........................     469,999       696,166
Land and building................................   1,582,406     1,585,064
                                                  -----------   -----------
                                                   14,394,211    18,900,084
Less accumulated depreciation and amortization...   5,115,892     5,987,797
                                                  -----------   -----------
Net fixed assets................................. $ 9,278,319   $12,912,287
                                                  ===========   ===========



     The Company is obligated under various vehicle and equipment capital leases. Vehicles and equipment under capital leases included in fixed assets are as follows:


                                                        November 30,
                                                  -------------------------
                                                     1997          1998
                                                  -----------   -----------

Equipment........................................ $   731,720   $ 1,185,368
Vehicles.........................................   1,449,687     1,310,913
                                                  -----------   -----------
                                                    2,181,407     2,496,281
Less accumulated amortization....................     505,091     1,253,301
                                                  -----------   -----------
                                                  $ 1,676,316   $ 1,242,980
                                                  ===========   ===========

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6.    Notes payable

     Notes payable consist of the following:

                                                                                        November 30,
                                                                                   -----------------------
                                                                                      1997         1998
                                                                                   ----------   ----------
 Senior credit facility with three banks, dated August 15, 1997, consisting of a secured revolving line of credit of $25.0 million (The Facility).  The
 Facility, which may be used for acquisitions and working capital, is collateralized by the assets of the Company and its domestic operating subsidiaries and by a pledge of the stock of its international subsidiary.
 The Facility also provides availability for the issuance of letters of credit.
 Loans made under the revolving line bear interest at the Company's option at either the bank's prime lending rate or 2% above the LIBOR rate.  Commitment fees equal to 0.375% per annum are payable on the unused portion of the revolving line of credit.  On the second anniversary of the Facility, outstanding balances under the Facility will convert to a five-year term loan, which will bear interest either at a fixed rate (subject to availability) or at a variable LIBOR or prime-based rate with adjustments determined based on the Company's earnings.
 (See Note 17).................................................................     $1,322,053  $        -

 Note payable to bank, with an interest rate of LIBOR plus 1.95%
 (9.575% at November 30, 1998) payable in quarterly principal and
 interest installments of approximately $60,000................................              -   1,061,276

 Various installment notes payable, with interest rates ranging from 8.75%
 to 14.5%, collateralized by certain vehicles and equipment of the
 Company's subsidiaries; principal and interest are payable monthly over
 36-month terms................................................................        287,641     869,043

 Notes payable to bank, dated December 1, 1997, at the prime rate (8.0%
 at November 30, 1998) plus 1.0% per annum and matures on or before
 November 30, 1999.  The notes are collateralized by vehicles..................        928,174     206,519

 Notes payable to bank, with interest at a fixed rate of 9.25% and various payment terms.  The notes require monthly principal and interest payments of approximately $7,800.  The notes are collateralized by
 vehicles......................................................................        429,911     313,980

 Installment notes payable to sellers under acquisition agreements dated various dates from September 30, 1993 to September 8, 1995.  Interest rates range from 7.5% to 8.5%.  Interest is generally payable monthly.
 Principal is payable in varying installments..................................        406,873     315,206

 Note payable to sellers due January 1, 1999, with an interest rate of
 7.5%.  The note was subsequently paid.........................................              -   1,000,000

 Note payable to seller dated May, 1998 with an interest rate of  8.0%.
 The note is due April, 1999...................................................              -     148,250

 Note payable to bank, dated May 10, 1996, collateralized by the land and building; monthly payments of $3,863 of principal and interest are due through April 10, 2001 and a balloon payment of $375,468 on May 10, 2001.
 Interest fixed at 8.75%.......................................................        413,945     403,674
                                                                                   -----------   ---------
 Total notes payable...........................................................      3,788,597   4,317,948

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


        Less current installments...........    996,575    2,652,754
                                             ----------   ----------
        Long-term portion................... $2,792,022   $1,665,194
                                             ==========   ==========

     Future annual principal payments on all notes payable at November 30, 1998 are as follows:


                Year ending November 30:
                1999........................ $2,652,754
                2000........................    428,942
                2001........................    801,116
                2002........................    296,416
                2003........................    138,720
                                             ----------
                                             $4,317,948
                                             ==========

     Certain loan agreements contain restrictive covenants which include financial ratios related to working capital, debt service coverage, debt to net worth and maintenance of a minimum tangible net worth, and submission of audited financial statements. Additionally, these covenants restrict the Company's capital expenditures and prohibit the payment of dividends on the Company's common and preferred stock.

     The carrying value of notes payable approximates the current value of the notes payable at November 30, 1998. Interest paid during the years ended November 30, 1996, 1997, and 1998 was approximately $1,883,000, $1,274,000 and
  $556,000 respectively.

7.   Leases

     The Company has several noncancelable leases, primarily for office space and equipment, that expire over the next five years. Certain of the Company's facilities are under operating leases which provide for rent adjustments based on increases of defined indexes, such as the Consumer Price Index. These agreements also typically include renewal options.

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of November 30, 1998 are as follows:



                                                                                Capital     Operating
        Year ending November 30                                                  leases      leases
        -----------------------                                                ----------  -----------
        1999.................................................................. $  669,488   $2,646,561
        2000..................................................................    416,086    2,329,521
        2001..................................................................    234,961    1,925,302
        2002..................................................................     42,207      752,902
        2003..................................................................          -      325,699
        Thereafter............................................................          -      929,233
                                                                               ----------  -----------
        Total minimum lease payments..........................................  1,362,742   $8,909,218
                                                                                           ===========
        Less estimated executory costs........................................     27,310
                                                                               ----------
                                                                                1,333,432
        Less amount representing interest (at rates ranging from 9% to 12%)...    156,778
                                                                               ----------
        Present value of net minimum capital lease payments...................  1,176,654
        Less current portion of obligations under capital leases..............    384,511
                                                                               ----------
        Obligations under capital leases, excluding current portion........... $  792,143
                                                                               ==========

     During the years ended November 30, 1996, 1997 and 1998 the Company recognized $252,355, $278,218 and $310,223, respectively, of sublease rental revenue under vehicle sublease arrangements with independent operators and others.

     During the years ended November 30, 1996, 1997 and 1998, the Company entered into capital lease obligations of $810,993, $875,187 and $186,397, respectively, related to the acquisition of vehicles and equipment.

     Total rental expense for operating leases in 1996, 1997 and 1998 was $2,250,335, $2,103,037 and $3,555,944, respectively.

8. Accounts payable and accrued expenses

     Accounts payable and accrued expenses include the following:

                                                         November 30,
                                                   -------------------------
                                                      1997          1998
                                                   -----------   -----------
        Trade accounts payable...................  $ 9,547,571   $10,800,691
        Accrued expenses and other liabilities...    6,974,808     6,718,737
        Gratuities payable.......................      531,702       567,079
                                                   -----------   -----------
                                                   $17,054,081   $18,086,507
                                                   ===========   ===========

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9.    Income taxes

     The provision for income taxes is composed of the following:

                                           November 30,
                              --------------------------------------
                                  1996         1997         1998
                              -----------  ------------  -----------
Federal:
  Current.................... $ 1,368,311  $  1,967,356  $ 3,999,443
  Deferred...................  (1,197,799)      794,593      793,737
                              -----------  ------------  -----------
                                  170,512     2,761,949    4,793,180
                              -----------  ------------  -----------
State and local:
  Current....................     128,296       253,896      558,193
  Deferred...................    (148,758)        5,057      233,620
                              -----------  ------------  -----------
                                  (20,462)      258,953      791,813
                              -----------  ------------  -----------
Foreign
  Current....................     144,371       141,380      355,853
                              -----------  ------------  -----------
Total income tax provision... $   294,421  $  3,162,282  $ 5,940,846
                              ===========  ============  ===========

     The Company's tax provision for the years ended November 30, 1996, 1997 and 1998, respectively, differs from the statutory rate for federal income taxes as a result of the tax effect of the following factors:

                                              Years ended November 30,
                                            ----------------------------
                                              1996      1997      1998
                                            --------  --------  --------
Statutory rate.............................    34.0%     34.0%     34.0%
State income tax, net of federal benefit...    (1.5)      3.4       5.5
Goodwill amortization......................      .6       1.0       1.0
Non-deductible life insurance..............      .3        .4         -
Meals and entertainment expenses...........     1.1        .6        .7
Valuation allowance........................   (27.6)        -         -
Other......................................      .9       1.7        .4
                                            --------  --------  --------
                                                7.8%     41.1%     41.6%
                                            ========  ========  ========

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



     The source and tax effects of temporary differences are composed of the following:

                                                      November 30,
                                               --------------------------
                                                   1997          1998
                                               -----------    -----------
        Allowances for bad debts.............. $   208,000    $         -
        Acquired net operating losses.........   1,500,000      2,662,000
        Capital loss carryforward.............      74,000         74,000
        Deferred revenue......................   2,360,000      3,007,000
        Deferred state taxes and other........     259,000        131,000
                                               -----------    -----------

        Gross deferred tax assets.............   4,401,000      5,874,000
        Valuation allowance...................  (1,574,000)    (2,736,000)
                                               -----------    -----------
                                                 2,827,000      3,138,000
                                               -----------    -----------

        Allowance for bad debts...............           -       (102,000)
        Amortization of intangible assets.....  (1,600,000)    (2,035,000)
        Software development costs............    (493,000)    (1,279,000)
        Other.................................     (24,000)             -
                                               -----------    -----------
        Gross deferred tax liabilities........  (2,117,000)    (3,416,000)
                                               -----------    -----------
        Net deferred tax asset (liability).... $   710,000    $(  278,000)
                                               ===========    ===========


     In 1997, the Company acquired approximately $6.7 million net operating loss carryforwards on which a full valuation allowance has been provided. As the Company utilizes these net operating loss carryforwards and releases the valuation allowance, the benefit will be offset against acquired goodwill. In 1997 and 1998, the Company utilized approximately $294,000 and $589,000 of the acquired net operating loss carryforwards, respectively.

     Income taxes paid during the years ended November 30, 1996, 1997 and 1998 amounted to approximately $616,000, $2,021,000, and $4,563,000, respectively.

10. Related-party transactions

     The Company originally invested $850,000 in non-voting redeemable preferred stock of a privately-held finance company formed for the purpose of providing financing to the chauffeured vehicle service industry. This entity provides financing to the Company's independent operators, without recourse to the Company, for both automobiles and amounts due under independent operator agreements. The unpaid balances of the promissory notes were $229,329 and $198,986 at November 30, 1997 and 1998, respectively, and are included in notes receivable from contracts. These promissory notes are due on demand and, generally, monthly principal payments are received by the Company. These notes generally bear interest at rates of 7% to 10%.

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     It is not practicable to estimate the fair value of a preferred stock investment in a privately-held company. As a result, the Company's investment in the privately-held finance company noted above is carried at its original cost (less redemptions) of $650,000. At April 30, 1998, the total assets reported by the privately-held company were $10.8 million and stockholders' equity was $1.3 million, revenues were $1.3 million and net income was $87,000.

     Pursuant to a stock ownership agreement between the common stockholders of the related party finance company and the Company, the Company has an option to purchase all of the outstanding common stock of the affiliate at $12,500 (aggregate cost of $812,500) per common share or market value, if higher.

11. Commitments and contingencies

     The Company is from time to time a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition or results of operations of the Company.

12. Acquisitions

     In July and September of 1998, the Company acquired the stock of the licensee of the Company in Chicago and the stock of certain companies and certain assets and liabilities of other companies also located in the Chicago metropolitan area. The Company is in the process of combining the operations of these companies. The acquisition agreements allow for certain contingent payments based on the acquired net worth of the companies.

     In April 1998, the Company acquired certain assets and liabilities of a chauffuered vehicle service company in Miami, Florida. The Company combined the operations with its existing South Florida operations.

     In March and April of 1998, the Company acquired the stock of two Boston chauffeured vehicle service companies. The acquisition agreement of one of the Boston companies provides for contingent consideration of up to $1,000,000 in Company Common Stock based on a predetermined formula applied to the operating performance of the acquired entity. The Company has combined the operations of the two Boston companies with a third chauffeured vehicle service company acquired in May 1998.

     In December 1997, the Company acquired the stock of a chauffuered vehicle service company in London, England. The Company combined the operations with its existing London operations.

     Effective October 31, 1997, in connection with a merger, the Company issued 721,783 shares of its common stock in exchange for all the outstanding common stock of an Indiana company based on a conversion ratio of 1.008 shares (the merger exchange ratio) of the Company's Common Stock for each share of the Indiana company's common stock. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests.

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     In October 1997, the Company acquired the stock of a Los Angeles chauffeured vehicle service company. The Company has combined the acquired operations with its existing Los Angeles operations.

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

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                            November 30,
                                                             ----------------------------------------
                                                                 1996          1997          1998
                                                             -----------   ------------   ------------
Net assets purchased
   Receivables and other assets............................  $   632,554   $    324,964   $  1,678,470
   Notes from contracts....................................            -      6,599,459              -
   Fixed assets............................................      928,377      1,800,441      3,277,300
   Franchise rights........................................       89,243              -      6,087,264
   Goodwill................................................      447,269     24,480,299     23,631,696
   Accounts payable and accrued expenses...................     (367,211)    (5,796,692)    (2,267,868)
   Deferred revenue........................................            -     (6,648,960)             -
                                                             -----------   ------------   ------------
   Fair value of assets acquired...........................  $ 1,730,232   $ 20,759,511   $ 32,406,862
                                                             ===========   ============   ============
Consideration:
   Cash (exclusive of $223,695, $274,855 and $0 cash
    acquired in 1996, 1997 and 1998, respectively).........  $ 1,730,232   $  8,396,017   $  5,647,427
   Capital leases assumed related to vehicle acquisitions..            -        161,549        613,410
   Notes assumed related to vehicle acquisitions...........            -      3,061,945      2,652,230
   Uncollateralized promissory notes issued to sellers.....            -      5,740,000     20,000,000
   Common stock............................................            -      3,400,000      3,493,795
                                                             -----------   ------------   ------------
      Total consideration..................................  $ 1,730,232   $ 20,759,511   $ 32,406,862
                                                             ===========   ============   ============

     Certain of these acquisitions require the payment of contingent consideration based on percentages of annual net revenue of the acquired entities over a defined future period. The Company paid $291,755, $610,872 and $296,589 for the years ended November 30, 1996, 1997 and 1998, respectively, as contingent consideration which is reflected in the table above.

     The unaudited pro forma summary consolidated results of operations assuming the acquisitions accounted for as purchases had occurred for the purposes of the 1997 summary at the beginning of fiscal 1997, and for the purposes of the 1998 summary at the beginning of fiscal 1998, are as follows:

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                                                               November 30,
                                                       ----------------------------
                                                           1997            1998
                                                       ------------    ------------

Revenue, net........................................   $ 97,870,000    $144,093,000
Cost of revenue.....................................    (64,927,000)    (96,189,000)
Other expense, net..................................    (24,825,000)    (33,475,000)
Provision for income taxes..........................     (3,348,000)     (5,998,000)
                                                       ------------    ------------
Net income..........................................   $  4,770,000    $  8,431,000
                                                       ============    ============
Pro forma net income per common stock share - basic.   $       1.02    $       0.97
                                                       ============    ============
Pro forma net income per common share - diluted.....   $       0.78    $       0.92
                                                       ============    ============
Pro forma weighted average common shares
outstanding - basic.................................      4,674,217       8,671,026
                                                       ============    ============
Pro forma weighted average common shares
outstanding - diluted...............................      6,305,527       9,130,419
                                                       ============    ============

13. 401(k) Plan

     The Company sponsors a defined contribution plan established pursuant to
  Section 401(k) of the Internal Revenue Code for the benefit of employees of the Company. The Company made $60,162 and $113,073 in contributions in 1997 and 1998, respectively.

14. Stock option plans

     The Company currently maintains the 1987 Stock Option Plan (the "1987 Plan") and the 1992 Stock Option Plan (the "1992 Plan"), both of which provide for the award of incentive and non-statutory stock options by the Company. The Company also maintains the 1997 Equity Incentive Plan (the "1997 Plan"), which provides for the award of up to 1,550,000 shares of Common Stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, performance stock units and other stock units which are valued by reference to the value of the Common Stock. The Company also maintains a non-qualified stock option plan (the "1998 Plan") which provides for the issuance of up to 500,000 shares of Common Stock in the form of non-statutory stock options. The 1987 Plan, 1992 Plan, 1997 Plan and the 1998 Plan are hereinafter referred to collectively as the "Equity Plans."

      Of the options granted in 1998, options to purchase 747,000 shares are performance options (the "Performance Options") and vest

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  (i) after the price of Common Stock on the Nasdaq or any exchange on which it may be traded exceeds for 30 consecutive trading days the following benchmark prices; $25, $30, $35, $40, $45 and $50 or, if earlier, (ii) on April 29,
  2006. Each time one of the price benchmarks is exceeded, the Performace Options vest with respect to one-sixth of the shares for which they were originally exercisable.

     As of November 30, 1998, options were outstanding to purchase an aggregate of 1,895,684 shares of Common Stock under the Equity Plans, and approximately 450,000 shares of Common Stock are authorized but have not yet been granted under awards made pursuant to such plans (including 429,500 shares pursuant to the 1998 Plan).

     Officers, key employees, non-employee directors of and consultants to the Company are eligible to participate in the Equity Plans, except for the 1998 Plan in which directors and officers are not eligible to particiapte. The Equity Plans are administered by the Compensation Committee of the Board of Directors. Among other things, the Compensation Committee determines, subject to the provisions of said plans, who shall receive awards, the types of awards to be made, and the terms and conditions of each award. Options that are intended to qualify as incentive stock options under the Equity Plans may be exercisable for not more than 10 years after the date the option is awarded and may not be granted at an exercise price less than the fair market value of the shares of Common Stock at the time the option is granted (and, in the case of stock options granted to holders of more than 10% of the Common Stock, may not be granted at an exercise price less than 110% of the fair market value of the shares of Common Stock at the time the options are granted). The Compensation Committee may at any time, including in connection with a change in control of the Company, accelerate the exercisability of all or any portion of any option issued under the Equity Plans.

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Stock activity under the stock option plans is as follows:

                                     1987 Plan                  1992 Plan                 1997 Plan                1998 Plan
                              ------------------------  -----------------------  -------------------------   --------------------
                                          Option price             Option price               Option price            Option price
                               Shares      per Share      Shares     per Share      Shares      per Share     Shares    per Share
                              --------  --------------   --------  ------------   ---------  --------------   ------  -------------
Balance, November 30, 1995...  30,961   $         1.44    343,935  $       4.65
Granted......................  38,701   $         4.65     43,578  $       4.65
Forfeited....................       -                -     (3,011) $       4.65
                              --------  --------------   --------  ------------
Balance, November 30, 1996...  69,662   $ 1.44 - $4.65    384,502  $       4.65
Granted......................       -                -          -             -     505,389  $ 10.50-$15.00
Exercised.................... (12,042)  $         1.44     (3,167) $       4.65           -               -
                              --------  --------------   --------  ------------   ---------  --------------
Balance, November 30, 1997...  57,620   $ 1.44 - $4.65    381,335  $       4.65     505,389  $ 10.50-$15.00
Granted......................       -                -          -             -   1,024,104  $ 13.75-$28.50   70,500  $13.75-$13.90
Exercised.................... (31,520)  $ 1.44 - $4.65    (90,078) $       4.65      (9,166) $        10.50        -              -
Forfeited....................       -                -    (11,500) $       4.65      (1,000) $        10.50        -              -
                              --------  --------------   --------  ------------   ---------  --------------   ------  -------------
Balance, November 30, 1998...  26,100   $         4.65    279,757  $       4.65   1,519,327  $ 10.50-$28.50   70,500  $13.75-$13.90
                              ========  ==============   ========  ============   =========  ==============   ======  =============
Vested and exercisable at
November 30, 1998............  26,100   $         4.65    267,142  $       4.65     545,005  $        10.50        -              -
                              ========  ==============   ========  ============   =========  ==============   ======  =============

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Information with respect to stock options outstanding at November 30, 1998 is as follows:


        ----------------------------------------
                                      Weighted
                                      average
                          Number     remaining
         Price/Range    of options  contractual
                                       life
        ========================================
        $  4.65            305,857           4.3

        $  10.50           415,973           8.6

        $13.75-14.63       108,000           9.7

        $  15.00         1,036,100           9.4

        $16.50-28.50        29,754           9.5
        ----------------------------------------
                         1,895,684           8.4
        ========================================


     Information with respect to stock options exercisable at November 30, 1998 is as follows:



        -------------------------------------------------------
                                       Weighted
                                       average
         Year of option    Number of   exercise
           expiration       options      price    Price range
        =======================================================
              2002          202,203     $ 4.65  $          4.65

              2003           19,165     $ 4.65  $          4.65

              2004            4,085     $ 4.65  $          4.65

              2005           12,900     $ 4.65  $          4.65

              2006           63,904     $ 4.65  $          4.65

              2007          512,173     $11.25  $10.50 - $15.00

              2008        1,081,254     $15.06  $13.75 - $28.50
        -------------------------------------------------------
           All Years      1,895,684     $12.37  $ 4.65 - $28.50
        =======================================================

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     In May 1996, the options granted under the 1992 Plan and a warrant to purchase 86,003 shares of common stock were repriced to $4.65. In 1998, the Performance Options and certain 1997 options were repriced to $15.00, the effect of which is included in the tables above. The options and warrant were repriced at the determined fair market value as of the date of repricing.

     The Company also has a Customer Service Stock Bonus Plan (the "Bonus Plan") for the purpose of the Company to attract and retain employees and independent operators of the Company who are in a position to make important contributions to the success of the Company. The total number of shares authorized under the Bonus Plan is 50,000. As of November 30, 1998, 630 shares of Common Stock had been issued under the Bonus Plan.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards in 1996, 1997, and 1998 under those plans consistent with the recognition method of FASB Statement No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts presented below:


(Dollars in thousands, except per share amounts)
                                                      1996     1997     1998
                                                    -------------------------

Net income...........................  As reported   $3,495   $4,523   $8,351
                                       Pro forma      3,482    4,320    6,189

Net income per common share-basic....  As reported   $ 2.57   $ 1.00   $ 0.97
                                       Pro forma       2.56     0.96     0.72

Net income per common share-diluted..  As reported   $ 1.01   $ 0.77   $ 0.92
                                       Pro forma       1.01     0.73     0.68


     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                        1996     1997     1998
                                       ------   ------   ------
        Expected life (years)..........     6        6      4.6

        Interest rate..................  6.63%    6.66%    5.30%

        Volatility.....................  40.0     40.0     44.2

        Dividend yield.................  0.00%    0.00%    0.00%

        Weighted average fair value.... $2.31    $5.56    $9.43

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


15. Net income per common share

     Basic net income per common share has been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share has been computed by dividing net income, adjusted for the effect of any dilutive securities, by the weighted average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Dilutive securities consist of convertible securities which are dilutive, preferred stock, and options and warrants to acquire common stock for a specified price and for which the dilutive effect is measured using the treasury method.


                                                                           November 30,
                                                              --------------------------------------
                                                                  1996         1997         1998
                                                              -----------  ------------  -----------
Net income..................................................   $3,494,967   $4,523,490   $8,350,846
Preferred stock dividends...................................         (900)            -            -
                                                              -----------  ------------  -----------
Net income available to common stockholders.................    3,494,067     4,523,490    8,350,846
Effect of conversion of subordinated debt...................      352,872       176,436            -
                                                              -----------  ------------  -----------
Net income available to common stockholders plus effect of
conversions.................................................   $3,846,939    $4,699,926   $8,350,846
                                                              ===========  ============  ===========
Weighted average common shares outstanding-basic............    1,359,126     4,506,108    8,634,239
Dilutive effect of:
     Stock options..........................................       21,373       288,078      372,652
     Warrants...............................................            -        73,550       86,741
     Convertible preferred stock:
          Series B preferred stock..........................      663,761       334,609            -
          Series F preferred stock..........................      135,025        68,067            -
          Series G preferred stock..........................      673,638       339,588            -
     Effect of conversion of subordinated debt..............      941,368       527,418            -
                                                              -----------  ------------  -----------
Weighted average common shares outstanding-diluted..........    3,794,291     6,137,418    9,093,632
                                                              ===========  ============  ===========
Net income per common share-basic...........................        $2.57         $1.00   $     0.97
                                                              ===========  ============  ===========
Net income per common share-diluted.........................        $1.01         $0.77   $     0.92
                                                              ===========  ============  ===========

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



16. Recapitalization

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

17. Debt refinancing

       In January 1999, the Company entered into a new three-year Revolving Credit Facility consisting of an unsecured revolving line of credit of $75.0 million (the "Credit Facility"). Loans made under the New Credit Facility will bear interest at the Company's option at either the banks' prime lending rate or at a varying rate above the LIBOR rate, depending on the ratio of the Company's debt to equity. Committment fees equal to 0.375% per annum are payable on the unused portion of the Credit Facility. The terms of the Credit Facility (i) prohibit the payment of dividends by the Company,
  (ii) with certain exceptions, prevent the Company from incurring on assuming other indebtedness that is not subordinated to the borrowings under the Credit Facility and (iii) require the Company to comply with certain financial covenants.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES



                                                 Balance      Charged      Balance                   Balance
                                                    at          to        acquired                      at
                                                Beginning    Costs and   as part of    Deductions     End of
            Description                         of Period     Expense    acquisition   Write-Offs     Period
            -----------                        -----------   ---------   -----------   ----------   ----------
Year ended November 30, 1998
  Reserve and allowance from asset
      accounts:
Allowance for doubtful accounts.................  $639,405    $727,848             -    $(631,024)    $736,229

Year ended November 30, 1997
  Reserve and allowance from asset
      accounts:
Allowance for doubtful accounts.................  $535,408    $425,157      $188,636    $(509,796)    $639,405

Year ended November 30, 1996
  Reserve and allowance from asset
      accounts:
Allowance for doubtful accounts.................  $293,796    $508,387             -    $(266,775)    $535,408


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no events to report under this item.

                                    PART III


  ITEM 10.  Directors and Executive Officers of the Registrant

  Directors and Executive Officers

     The following table sets forth certain information pertaining to the Company's directors and executive officers.

           Name             Age                 Current Position
           ----             ---                 ----------------
Vincent A. Wolfington......  58  Chairman of the Board and Chief Executive
                                 Officer
Don R. Dailey..............  61  President and Director
Richard A. Anderson, Jr....  53  Executive Vice President - Sales and Marketing
David H. Haedicke..........  52  Executive Vice President and Chief Financial
                                 Officer
Guy C. Thomas..............  60  Executive Vice President - Operations
Devin J. Murphy............  32  Senior Vice President - Operations
Michael P. O'Callaghan.....  33  Senior Vice President and Director of
                                 Acquisitions
Sally A. Snead.............  40  Senior Vice President - Information Systems
John C. Wintle.............  52  Senior Vice President - Europe
Paul A. Sandt..............  38  Vice President and Chief Accounting Officer
Robert W. Cox..............  61  Director
Dennis I. Meyer............  63  Director
Nicholas J. St. George.....  60  Director
Joseph V. Vittoria.........  63  Director

     Set forth below is a description of the backgrounds of each of the directors and executive officers of the Company.

     Vincent A. Wolfington, a co-founder of the Company, has served as Chairman of the Board of Directors and Chief Executive Officer since 1979. For over 25 years, Mr. Wolfington has been involved in the limousine industry and directly associated with the Carey system of licensees and affiliates. Mr. Wolfington has served as a consultant to the National Academy of Sciences Transportation Research Board, President of the National Para-transit Association and a member of the International Limousine Association. Mr. Wolfington currently is a member of the Executive

 Committee of the World Travel and Tourism Council.

     Don R. Dailey, a co-founder of the Company, has served as President and a director of the Company since 1979. Mr. Dailey has been directly involved in the limousine business for over 30 years. Mr. Dailey serves on a number of boards and committees related to the travel industry, including the National Business Travel Association, the International Business Travel Association, the Association of Corporate Travel Executives, the National Limousine Association and the International Limousine Association (as its past president and member of its executive committee.)

     Richard A. Anderson, Jr. has served as Executive Vice President -- Sales and Marketing since July 1998. Mr. Anderson previously served as Senior Vice President of the Company from December 1988 to July 1998 and was Chief Operating Officer of Carey Limousine NY, Inc., a subsidiary of the Company from December 1988 until August 1997. Mr. Anderson was Chairman of the New York Taxi and Limousine Commission's Limousine Advisory Board, a former board member of the Association of Corporate Travel Executives, and a member of the National Business Travel Association and Meeting Planners International.

     David H. Haedicke has served as Executive Vice President and Chief Financial Officer of the Company since October 1996. From August 1996 to October 1996, he was Senior Vice President and Chief Financial Officer of Infotechnology, Inc., Hadron, Inc. and Comtex Scientific Corporation, an affiliated group of companies engaged in systems management and software development. From September 1993 to May 1996, he was Chief Financial Officer of Walcoff & Associates, Inc., a communications and information management firm. From June 1991 to September 1993, he was Chief Financial Officer and Vice President of Xsirus, Inc., a high technology research and development company. Mr. Haedicke was a partner at Ernst & Young L.L.P. from 1985 to June 1991 and was an employee at that firm from 1973 to 1985. Mr. Haedicke is a Certified Public Accountant.

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

     Devin J. Murphy has served as the Company's Senior Vice President-Operations since May 1998. Previously, from April 1997 to May 1998, Mr. Murphy served as Senior Vice President and Chief Development Officer, and from May 1996 to April 1997 he served as Vice President - Corporate Development. From 1988 to 1994, Mr. Murphy held sales and marketing positions at several high-tech companies.

     Michael P. O'Callaghan has served as a Senior Vice President and Director of Acquisitions of the Company since June 1997. From September 1995 through June 1996, Mr. O'Callaghan was an Associate Special Counsel to the United States Senate Special Committee Investigation of Whitewater Development Corporation and Other Related Matters, and from September 1992 through September 1995 he was a staff attorney with the Enforcement Division of the United States Securities and Exchange Commission. Mr. O'Callaghan has a Juris Doctor Degree.

      Sally A. Snead has served as the Company's Senior Vice President - Information Systems since June 1993. From January 1987 to June 1993, she was Executive Vice President and General Manager of Carey Limousine L.A., Inc. She is a member of Executive Women International, the National Business Travel Association, the Association of Corporate Travel Executives and the National Limousine Association.

     John C. Wintle has served as the Company's Senior Vice President - Europe since May 1996 and as Executive Vice President and Managing Director of Carey U.K. Ltd., a subsidiary of the Company, since March 1996. From 1982 to February 1996, Mr. Wintle served Savoy Hotel PLC ("Savoy") and its affiliates, including Camelot Barthropp Ltd. ("Camelot"), in various capacities. From March 1993 to February 1996, Mr. Wintle was Executive Vice Chairman of Camelot, which was acquired by Carey U.K. Ltd. in February 1996. Previously, from 1989 to 1993, Mr. Wintle was General Manager, Restaurant Division, of several entities affiliated with Savoy. From 1982 to 1989, Mr. Wintle was a Group Financial Controller at Savoy.

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

     Robert W. Cox has served as a director of the Company since 1995. From 1969 until his retirement in 1994, Mr. Cox was a partner in the New York and Chicago offices of the law firm Baker & McKenzie. From 1984 to 1992, Mr. Cox was Chairman of the Executive Committee and Managing Partner of the firm, and from 1993 to 1994, Mr. Cox was Chairman of the Policy Committee. Mr. Cox currently is a director of Hon Industries, Inc. and Homebase, Inc.

     Dennis I. Meyer has served as a director of the Company since June 1998. Mr. Meyer has been a partner in the law firm of Baker & McKenzie since 1965. Mr. Myer has previously served as Chairman of the Executive Committee and Managing Partner of Baker & McKenzie and currently serves as the managing partner of the North American offices of the firm. Mr. Meyer also is a founding partner of Potomac Investment Associates, a global real estate developer specializing in golf-oriented residential developments. Mr. Meyer serves as a director of Oakwood Homes Corporation as well as United Financial Banking Companies, Inc., Jordan Kitt's Music, Inc. and Daily Express, Inc.

     Nicholas J. St. George has served as a director of the Company since June 1997. Mr. St. George has been Chairman and Chief Executive Officer of Oakwood Homes Corporation ("Oakwood"), a manufacturer and retailer of manufactured homes, since February 1979. Mr. St. George serves as a director of Oakwood, and is also a director of American Bankers Insurance Group, Inc. and Legg Mason, Inc.

     Joseph V. Vittoria has served as a director of the Company since June 1998. Mr. Vittoria has been Chairman and Chief Executive Officer of Travel Services International, Inc. ("Travel Services") since Travel Services completed its initial public offering in July 1997. From September 1987 to February 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis, Inc. ("Avis"), a multinational auto rental company where he was employed for over 26 years. Mr. Vittoria was responsible for the purchase of Avis by its employees in 1987 by creating one of the world's largest

  Employee Stock Ownership Plans. He is a founding member of the World Travel and Tourism Council, a global organization of the chief executive officers of companies engaged in all sectors of the travel and tourism industry. Mr. Vittoria serves as a director of CD Radio, Inc., Transmedia Europe, Transmedia Asia and various non-profit associations.


  Section 16(a) Beneficial Ownership Reporting Compliance

       Mr. O'Callaghan filed a Form 3 with the Securities and Exchange Commission on March 6, 1998 in connection with his appointment as an executive officer of the Company on February 13, 1998. Ms. Snead filed a Form 4 with the Securities and Exchange Commission on March 18, 1998 for shares purchased pursuant to the exercise of a stock option on January 29, 1998. Messrs. Cox, Meyer, St. George and Vittoria each intend to file a Form 4 with the Securities and Exchange Commission in March for stock options granted on June 3, 1998.

    ITEM 12.  Executive Compensation

  Director Compensation

     Members of the Board of Directors who also serve as officers of the Company do not receive compensation for serving on the Board. Each other member of the Board receives an annual retainer of $20,000 for serving on the Board, plus a fee of $1,000 for each Board of Directors' meeting attended and $500 for each committee meeting attended, except that only one fee is paid in the event that more than one such meeting is held on a single day. All directors receive reimbursement of reasonable expenses incurred in attending Board and committee meetings and otherwise carrying out their duties.

     At his or her election, a director may defer all or a portion of the fees paid to him or her by the Company. If such an election is made, the deferred fees are credited to the director's account at the end of each fiscal quarter in the form of phantom shares of Common Stock. Each phantom share is equal to one share of Common Stock, and the total number of phantom shares credited to the account during any fiscal quarter is determined based on the average closing price of the Common Stock on the Nasdaq National Market during the last 20 trading days of such fiscal quarter. The account reaches maturity on the last day of the Company's fiscal year in which the director ceases to be a member of the Board of Directors. Upon maturity, payment will be made at the director's election either in cash, shares of Common Stock equal to the number of phantom shares in the director's account, or a combination of the two. If all or a portion of the payment is made in cash, the value of the phantom shares at maturity is determined based on the average closing price of the Common Stock on the Nasdaq National Market during the last 20 trading days of the Company's fiscal quarter in which maturity occurs. To date, elections to defer all on a portion of fees have been made by Messrs. Cox, Meyer, St. George and Vittoria.

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

     On the date of each annual meeting of stockholders, each Non-Employee Director continuing in office will be granted an option pursuant to the Directors' Plan covering 5,000 shares. Any newly elected Non-Employee Director will be granted an option pursuant to the Directors' Plan covering 5,000 shares on the date of his or her election (whether such election occurs at an annual meeting or otherwise). The option exercise price for all options granted under the Directors' Plan is the closing price of a share of the Common Stock as reported on the Nasdaq National Market on the date the option is granted. All options granted under the Directors' Plan become fully exercisable six months after the date of grant. Unless sooner terminated following the death, disability or termination of service of a director, options granted under the Directors' Plan will remain exercisable until the fifth anniversary of the date of grant. In addition, upon certain transactions involving a change of control or the dissolution or liquidation of the Company, all options held by Non-Employee Directors will terminate; provided, however, that for a period of 20 days prior to the effective date of any such transaction, dissolution or liquidation, all options outstanding under the Directors' Plan that are not otherwise exercisable shall immediately vest and become exercisable.

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

       In December 1998 the Company granted options to purchase 4,000 shares of Common Stock at an exercise price of $15.00 per share to its four non-employee directors, Messrs. Cox, Meyer, St. George and Vittoria, in replacement of options granted in June 1998 to the non-employee directors to purchase 5,000 shares at an exercise price of $22.125. All such options vest six months after the date of grant.

  Executive Compensation

     Summary Compensation Table

       The following table contains a summary of the compensation paid or accrued during the fiscal years ended November 30, 1996, 1997 and 1998 to the Chief Executive Officer of the Company and the four other most highly compensated executive officers (the "Named Executive Officers").


                                              Annual Compensation
                                -----------------------------------------      Long-Term Compensation
      Name and Principal                                      Other Annual        Awards-Shares        All Other
           Position             Year    Salary       Bonus    Compensation     Underlying Options     Compensation
----------------------------    ----   --------     -------   ------------   ----------------------  --------------
Vincent A. Wolfington.......    1998   $231,620     $  -                                    260,000(1)  $41,774 (2)
     Chairman and Chief         1997    231,620      85,000                                 100,000      12,000
         Executive Officer      1996    231,620      20,000                                       -      57,000 (3)

  Don R. Dailey.............    1998    205,000           -                                 260,000(1)   35,150 (2)
     President and Director     1997    205,001      70,000                                 100,000      12,000
                                1996    205,001      20,000                                       -      57,000 (3)

  David H. Haedicke.........    1998    135,000           -                                 120,000             __
     Executive Vice             1997    135,000      45,000                                  30,000             __
        President  and Chief    1996     20,510(4)   12,500                                  25,800             __
        Financial  Officer

  Guy C. Thomas.............    1998    115,000           -       $ 13,020 (5)               84,000(1)   10,995 (2)
     Executive Vice             1997    115,000      25,000         13,020 (5)               15,000       9,900
     President-Operations       1996    115,000      10,000         13,020 (5)                    -       9,900

   Richard A. Anderson          1998    115,570           -         15,037 (6)                6,000       6,005 (2)
     Executive Vice President   1997     91,000      18,950         11,200 (6)               10,000       8,219
     Sales and Marketing        1996     91,000      12,000         11,200 (6)                    -       9,513


----------------
(1) Includes options granted in December 1998 to Messrs. Wolfington, Dailey and Thomas to purchase 80,000, 80,000 and 24,000 shares of Common Stock, respectively, at at an exercise price of $15.00 per share, and excludes options granted in April 1998 to Messrs. Wolfington, Dailey and Thomas to purchase 100,000, 100,000 and 30,000 shares, respectively, at an exercise price of $22.125 per share, which April options were replaced by the December options.

(2) Represents the premium payment on life insurance policies for beneficiaries designated by the Named Executive Officers.

(3) Includes $45,000 paid for providing personal guarantees on behalf of the Company.

(4) Mr. Haedicke commenced his employment with the Company on October 7, 1996.

(5) Represents a car allowance.

(6) Includes a car allowance of $11,400 and a club membership of $3,637 for 1998 and a car allowance of $6,600 and a club membership of $4,600 for 1997 and 1996.

Option Grants in Last Fiscal Year

       The following table sets forth certain information regarding options granted during the fiscal year ended November 30, 1998 by the Company to each of the Named Executive Officers:

                                                                                   Potential Realizable Value
                                                                                   at Assumed Rates of Stock
                                                                                     Price Appreciation For
                                            Individual Grants                             Option Term
                          ------------------------------------------------------   ------------------------
                          Number of
                            Shares         % of Total
                          Underlying     Options Granted   Exercise
                           Options        to Employees      Price     Expiration
Name                       Granted       in Fiscal  Year   ($/Share)     Date          5%           10%
-----------------------   -------------  --------------    --------   ----------   ----------    ----------
 Vincent A. Wolfington..     180,000(1)       16.4%         $ 15.00      4/29/08   $1,698,015    $4,303,105
                              80,000(2)        7.3%           15.00      4/29/08      754,674     1,912,491

 Don R. Dailey..........     180,000(1)       16.4%           15.00      4/29/08    1,698,015     4,303,105
                              80,000(2)        7.3%           15.00      4/29/08      754,674     1,912,491

 David H. Haedicke......     120,000(1)       11.0%           15.00      4/29/08    1,132,010     2,868,736

 Guy C. Thomas..........      60,000(1)        5.5%           15.00      4/29/08      566,005     1,434,368
                              24,000(2)        2.2%           15.00      4/29/08      226,402       573,747

 Richard A. Anderson,Jr.       6,000(1)         .5%           15.00      4/29/08       56,601       143,437

(1) Represents performance-based stock options ("Performance Stock Options") granted to certain executive officers in April 1998 under the 1997 Equity Incentive Plan. The Performance Stock Options become exercisable (i) with respect to one-sixth of the underlying shares of Common Stock after the price of the Common Stock as quoted on the Nasdaq National Market or any exchange on which it may then be traded exceeds for 30 consecutive days the following benchmark prices: $25, $30, $35, $40, $45 and $50 or (ii) with respect to all of the underlying shares of Common Stock on April 29, 2006. On October 5, 1998, the Performance Stock Options were repriced from $22.125 per share to $15.00 per share.

(2) Represents options granted in December 1998 to Messrs. Wolfington, Dailey and Thomas (which were immediately exercisable) to purchase 80,000, 80,000 and 24,000 shares of Common Stock, respectively, at an exercise price of $15.00 per share, and excludes options granted in April 1998 to Messrs. Wolfington, Dailey and Thomas (which became exercisable in May 1998 upon the closing of the Company's 1998 public offering) to purchase 100,000, 100,000 and 30,000 shares, respectively, at an exercise price of $22.125 per share, which April options were replaced by the December options.

  Aggregated Options Exercised in the Last Fiscal Year and Year-End Stock Option Values

     The following table sets forth certain information regarding the aggregate number and dollar value of all options exercised by each of the Named Executive Officers and the aggregate number and value of all unexercised options held by each of the Named Executive Officers during the fiscal year ended November 30, 1998.



                                                          Number of Shares             Value of Unexercised
                                                   Underlying Unexercised  Options   In-the-Money Options at
                                                          at November 30, 1998             November 30, 1998(2)
                                                     -------------------------------    --------------------------
                            Shares                      Number of        Number of
                           Acquired         Value      Exercisable     Unexercisable     Exercisable  Unexercisable
Name                     On Exercise    Realized(1)      Shares            Shares           Value         Value
----                     -----------    -----------    -----------     -------------     -----------  -------------
Vincent A. Wolfington             -     $         -         285,706(3)       180,000     $ 2,115,469  $     360,000

Don R. Dailey                 49,999        979,980         235,707(3)       180,000       1,497,981        360,000

David H. Haedicke                  -              -          35,800          140,000         383,630        370,000

Guy C. Thomas                      -              -          61,018(3)        70,000         475,935        185,000

Richard A. Anderson,Jr.        8,600        129,516          11,052           19,334          82,498         68,670

____________

(1) Value is calculated based upon the difference between the option exercise price and the closing market price of the Company's Common Stock on the Nasdaq National Market on the date of exercise.

(2) Value of unexercised in-the-money options based upon $17.00, the closing price of the Company's Common Stock on the Nasdaq National Market on November 30, 1998.

(3) Includes options granted in December 1998 to Messrs. Wolfington, Dailey and Thomas to purchase 80,000, 80,000 and 24,000 shares of Common Stock, respectively, at an exercise price of $15.00 per share, and excludes options granted in April 1998 to Messrs. Wolfington, Dailey and Thomas to purchase 100,000, 100,000 and 30,000 shares, respectively, at an exercise price of $22.125 per share, which April options were replaced by the December options.

  Equity Incentive Plans

     The Company currently maintains the 1987 Stock Option Plan (the "1987 Plan") and the 1992 Stock Option Plan (the "1992 Plan"), under which the Company has awarded incentive and non-statutory stock options. The Company also maintains the 1997 Equity Incentive Plan (the "1997 Plan"), which provides for the award of up to 1,550,000 shares of Common Stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, performance stock units and other stock units which are valued by reference to the value of the Common Stock. In addition, the Company maintains the 1998 Non-Qualified Stock Option Plan (the "1998 Plan") which provides for the award of up to 500,000 shares of Common Stock in the form of non-statutory stock options. The 1987 Plan, 1992 Plan, 1997 Plan and 1998 Plan are hereinafter referred to collectively as the "Equity Plans."

     As of November 30, 1998 options were outstanding to purchase an aggregate of 1,895,684 shares of Common Stock under the Equity Plans, and approximately 450,000 shares of Common Stock are authorized but have not yet been granted under options pursuant to such plans (including 429,500 shares pursuant to the 1998 Plan).

     Officers, key employees, non-employee directors of and consultants to the Company are eligible to participate in the Equity Plans, except the officers and directors are not eligible to participate in the 1998 Plan. The Equity Plans are administered by the Compensation Committee of the Board of Directors. Among other things, the Compensation Committee determines, subject to the provisions of said plans, who shall receive awards, the types of awards to be made, and the terms and conditions of each award. Options that are intended to qualify as incentive stock options under the Equity Plans may be exercisable for not more than 10 years after the date the option is awarded and may not be granted at an exercise price less than the fair market value of the shares of Common Stock at the time the option is granted (and, in the case of stock options granted to holders of more than 10% of the Common Stock, may not be granted at an exercise price less than 110% of the fair market value of the shares of Common Stock at the time the options are granted). The 1997 Plan and 1998 Plan provide that in the event of a merger or other transaction that results or will result in the Company's Common Stock not being registered under Section 12 of the Securities Exchange Act of 1934, as amended, any unexercisable options or awards will become fully exercisable 20 days prior to the effective date of the merger or other transaction.

     The Compensation Committee may amend, modify or terminate any outstanding award under the Company's Equity Plans with the participant's consent, except consent shall not be required if the Compensation Committee determines that such action will not materially and adversely affect the participate. The Board may amend, suspend or terminate any of the Equity Plans, or any part of such plans, at any time, except that no amendment may be made without stockholder approval if such approval is necessary to comply with any applicable tax or regulatory requirement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of February 23, 1999 certain information with respect to the beneficial ownership of Common Stock for each beneficial owner of more than 5% of the Company's Common Stock, each director of the Company, each Named Executive Officer of the Company and all directors and executive officers as a group. As of February 23, 1999, there were 9,571,198 shares of the Company's Common Stock outstanding. Except as indicated in the footnotes below, the persons named in this table have sole investment and voting power with respect to the shares beneficially owned by them.

                                                                        Shares
                                                                        Beneficially        Percent
Name                                                                    Owned               Owned
----                                                                    ------------        -------
  Vincent A. Wolfington...........................................        386,069(1)           3.9
  Don R. Dailey...................................................        375,176(2)           3.8
  David H. Haedicke...............................................         32,700(3)            *
  Guy C. Thomas...................................................         83,800(4)            *
  Richard A. Anderson.............................................         18,619(5)            *
  Robert W. Cox...................................................         20,400(6)            *
  Dennis I. Meyer.................................................          5,000(7)            *
  Nicholas J. St. George..........................................         12,500(8)            *
  Joseph V. Vittoria..............................................             --               *
  Gilder Gagnon Howe & Co. LLC....................................      1,547,809(9)         16.2
     1775 Broadway
     26th Floor
     New York, NY  10019
  Alliance Capital Management L.P.................................      1,310,200(10)        13.7
     1290 Avenue of the Americas
     New York, NY  10104
  Kaufman Fund, Inc...............................................        520,000             5.4
     140 East 45th St.
     43rd Floor
     New York, NY  10017
  All directors and executive officers as a group.................        975,947(11)         9.5

  *   Less than 1%
  (1) Includes options to purchase 285,706 shares of Common Stock. Also includes (i) 1,183 shares of Common Stock currently held by a company controlled by Mr. Wolfington and (ii) 1,560 shares held by a limited partnership which are attributable to Mr. Wolfington's wife (780) shares) and one of his children (780) shares and (iii) 430 shares held by one of his children. Excludes shares held by Yerac Associates, L.P. ("Yerac"), a limited partnership of which Mr. Wolfington is a limited partner, with respect to which shares Mr. Wolfington has no voting or investment power.
  (2) Includes options to purchase 235,707 shares of Common Stock. Excludes shares held by Yerac, of which Mr. Dailey is a limited partner, with respect to which shares Mr. Dailey has no voting or investment power.
  (3)   Represents options to purchase shares of Common Stock.
  (4)   Includes options to purchase 41,018 shares of Common Stock.
  (5) Includes options to purchase 7,719 shares of Common Stock. Also includes 1,500 shares held by a trust of which Mr. Anderson is the beneficiary and 500 shares held by Mr. Anderson's wife.
  (6)   Represents options to purchase shares of Common Stock.
  (7)   Includes 5,000 shares of Common Stock held by Mr. Meyer's wife.
  (8)   Includes options to purchase 7,500 shares of Common Stock.
  (9) This information is based upon the Schedule 13G dated February 16, 1999 filed by Gilder Gagnon Howe & Co. LLC.
  (10) This information is based upon the Schedule 13G dated February 16, 1999 filed by AXA Conseil Vie Assurance Mutuelle, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA and The Equitable Companies Incorporated, as a group, on February 16, 1999.
  (11)  See Notes 1-9.  Includes options to purchase 668,313 shares of Common
        Stock.

Item 13.  Certain Relationships and Related Transactions

     During 1993, for an aggregate purchase price of $850,000, the Company acquired 85 shares of non-voting redeemable preferred stock of CLI Fleet, Inc. ("CLI Fleet") a privately-held finance company formed for the purpose of financing the chauffeured vehicle service industry. As a holder of CLI Fleet preferred stock, the Company is currently entitled to receive an annual dividend of $500 per share. The Company waived the right to receive any dividends accrued in respect of its preferred stock through April 30, 1996. Also during 1998, CLI Fleet redeemed 10 shares of preferred stock held by the Company for an aggregate redemption price of $100,000. The remaining shares of preferred stock are subject to mandatory redemption by redemption payments of $100,000 and $550,000 in May, 1999 and 2000, respectively. Under the terms of an agreement with CLI Fleet, commencing in April 1997, the Company has an exclusive option to purchase all of the outstanding shares of common stock of CLI Fleet at a purchase price equal to the greater of $187,500 or CLI Fleet's liquidating value as determined by an independent appraisal.

     To date, CLI Fleet has provided financing to the Company's independent operators, without recourse to the Company, for both initial fees due under the Company's independent operator agreements and with respect to vehicles purchased by independent operators. Each of the Company's owned and operated chauffeured vehicle service companies has entered into a Finance & Service Agreement with CLI Fleet, which provides that the Company will recommend and refer independent operators to CLI Fleet for financing of vehicles. To date, CLI Fleet also has purchased from the Company notes receivable due from independent operators in exchange for cash or demand notes on a non-recourse basis. The Company sold $1,015,897 of independent operator notes receivable to CLI Fleet for cash $733,793 and demand promissory notes of $282,104 in 1996. These promissory notes are due on demand, although monthly principal payments generally are received. These notes bear interest at rates ranging from 5% to 7%. The Company generally no longer sells notes receivables from independent operators to CLI Fleet, although CLI Fleet continues to provide vehicle financing to the Company's independent operators.

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

     Vincent A. Wolfington, the Company's Chairman and Chief Executive Officer, and Don R. Dailey, the Company's President, each personally guaranteed certain indebtedness of the Company in the original principal amount of $4.5 million. The Company paid Messrs. Wolfington and Dailey $45,000 each during 1996 as a fee for guaranteeing such indebtedness. The Company used part of the net proceeds of the Company's 1997 IPO to repay the entire outstanding amount of such indebtedness, and following the repayment the guarantees were terminated. In connection with the Recapitalization effected in connection with the IPO, Messrs. Wolfington and Dailey received $20,250 and $13,650, respectively, and 7,569 shares and 5,123 shares of Common Stock, respectively, as a result of the redemption of the shares of Series A Preferred Stock and the conversion of the shares of Series G Preferred Stock beneficially owned by each of them.

Part IV
-------

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------     ---------------------------------------------------------------

     (a) 1.  Financial Statements. See Item 8 for a list of Financial
             Statements.

         2. Financial Statement Schedules. See Item 8 for a list of the Financial Statement Schedules.

         3.  Exhibits.


Exhibit No.                              Description
-----------                              -----------

        2.1 Stock Purchase Agreement dated as of March 1, 1997, by and among Carey International, Inc., Alfred J. Hemlock and Lupe C. Hemlock (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

        2.2 Agreement and Plan of Merger dated as of March 1, 1997, by and among Carey International, Inc., Manhattan International Limousine Network Ltd., MLC Acquisition Corporation and Michael Hemlock (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

        2.3 Form of Stockholder Action by Written Consent Adopted in Connection with the Recapitalization (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

        2.4 Amended and Restated Agreement and Plan of Merger made as of October 10, 1997 by and among Carey International, Inc., Carey Limousine Indiana, Inc., Indy Connection Limousines, Inc., Transit Tours, Inc., K.D. & Associates Professional Corporation, Craig Del Fabro and Kim Del Fabro (incorporated by reference from the Company's Current Report on Form 8-K dated November 13, 1997.)

        2.5 Amended and Restated Purchase Agreement dated as of October 2, 1998 by and among Carey International, Inc., Airport Limousine Acquisition Corp., Airport Limousine Partners, Inc. d/b/a American Airport Limousine Corporation, American Limousine Repair Service, Inc., George Jacobs, Aubrey Jacobs, Hyma Levin and Harriet Jacobs (incorporated by reference from the Company's Quarterly Report on Form 10-Q dated October 15, 1998).

        3.1 Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

        3.2 Amended and Restated Bylaws of the Company (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

        4.1 Specimen Stock Certificate (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

        4.2 Form of Warrants Issued in June 1997 (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

        4.3 Carey International, Inc. Common Stock Purchase Warrant dated September 1, 1991, issued to Yerac Associates, L.P. (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

        4.4 Form of Registration Rights Agreement between Carey International, Inc. and Michael Hemlock (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

       10.1 1997 Equity Incentive Plan, as amended (incorporated by reference from the Company's definitive Proxy Statement dated May 6, 1998).

       10.2 1992 Stock Option Plan (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

       10.3 1987 Stock Option Plan (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

       10.4 Stock Plan for Non-Employee Directors (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

       10.5 Lease dated July 5, 1989 for 4530 Wisconsin Avenue, Washington, D.C., between Carey International, Inc. and 4530 Wisconsin Associates, as lessor, including Addendum, Exhibit B and Exhibit C; and Second Amendment to Lease dated August 6, 1993, including Exhibit A (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

       10.6 Form of Escrow Agreement by and among Michael Hemlock, Alfred J. Hemlock, Lupe C. Hemlock and a bank to be named (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

       10.7 Current form of Standard Master License Agreement (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

       10.8 Current form of Standard International License Agreement (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

       10.9 Form of Promissory Notes in connection with Acquisition of Manhattan Limousine (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

      10.10 Current from of Standard Independent Operator Agreement (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-22651)).

      10.11 Form of Director's Deferment of Compensation Agreement (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-50245)).

      10.12 1998 Non-Qualified Stock Option Plan (incorporated by reference from the Company's Registration Statement on Form S-8 (File No.333-59631)).

      10.13 1998 Customer Service Stock Bonus Plan (incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-66155)).

      10.14 Amended and Restated Revolving Credit Agreement dated as of January 15, 1999 among Carey International, Inc., Fleet Bank, N.A., NationsBank, N.A., First Union National Bank and United Bank (filed herewith).

       21       Subsidiaries of the Registrant (filed herewith).

       23.1     Consent of Coopers & Lybrand L.L.P. (filed herewith).

       27       Financial Data Schedule (filed herewith).

     (b) Reports on Form 8-K.

         None.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and to the capacities and on the dates indicated.

Name                           Title                         Date
----                           -----                         -----------------

/s/ Vincent A. Wolfington      Chairman of the Board and     February 26, 1999
-----------------------------  Chief Executive Officer
     Vincent A. Wolfington

/s/ Don R. Dailey              President and Director        February 26, 1999
-----------------------------
     Don R. Dailey

/s/ David H. Haedicke          Chief Financial Officer       February 26, 1999
-----------------------------
     David H. Haedicke

/s/ Paul A. Sandt              Principal Accounting Officer  February 26, 1999
-----------------------------
     Paul A. Sandt

/s/ Robert W. Cox              Director                      February 26, 1999
-----------------------------
     Robert W. Cox

/s/ Dennis I. Meyer            Director                      February 26, 1999
-----------------------------
    Dennis I. Meyer

/s/ Nicholas J. St. George     Director                      February 26, 1999
-----------------------------
     Nicholas J. St. George

/s/ Joseph V. Vittoria         Director                      February 26, 1999
-----------------------------
     Joseph V. Vittoria