Form 10-Q
period 1999-02-28
CAREY INTERNATIONAL INC
filed 1999-04-14
CIK 747201

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)
    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1999
                                                              -----------------
          or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No _______
                                      ------

There were 9,579,664 shares of the registrant's common stock, par value $.01 per share, outstanding at April 13, 1999.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----


PART I:   FINANCIAL INFORMATION

Item 1:        Financial Statements (unaudited)

               Consolidated balance sheets as of November 30, 1998 and February 28, 1999

               Consolidated statements of operations for the three month periods ended February 28, 1999 and 1998

               Consolidated statements of cash flows for the three month periods ended February 28, 1999 and 1998

               Notes to consolidated financial statements


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:   OTHER INFORMATION

Item 6:        Exhibits and Reports on Form 8-K

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                              November 30,         February 28,
                                                                                  1998                1999
                                                                           -----------------       --------------
                                                                                        (Unaudited)
ASSETS
Cash and cash equivalents                                                  $     14,456,241        $    8,945,424
Accounts receivable, net                                                         17,864,127            20,393,572
Notes receivable from contracts, current portion                                  1,249,117             1,198,898
Prepaid expenses and other current assets                                         1,291,508             2,220,142
                                                                           ----------------        --------------
                 Total current assets                                            34,860,993            32,758,036
Fixed assets, net                                                                12,912,287            15,819,584
Notes receivable from contracts, excluding current portion                        9,538,856             9,584,679
Franchise rights, net                                                            10,863,968            11,025,242
Trade name, trademark and contract rights, net                                    6,305,359             6,254,388
Goodwill and other intangible assets, net                                        53,273,552            60,185,600
Deposits and other assets                                                         1,456,871             1,717,622
                                                                           ----------------        --------------
                 Total assets                                              $    129,211,886        $  137,345,151
                                                                           ================        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable                                           $      2,652,754        $    3,330,251
Current portion of capital leases                                                   384,511               103,818
Accounts payable and accrued expenses                                            18,086,507            17,931,056
                                                                           ----------------       ---------------
                 Total current liabilities                                       21,123,772            21,365,125
Notes payable, excluding current portion                                          1,665,194             6,258,782
Capital leases, excluding current portion                                           792,143               371,716
Deferred taxes and other long-term liabilities                                       406,835             1,311,404
Deferred revenue                                                                 15,085,118            14,972,902
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value; 20,000,000 authorized
     shares, and 9,463,614 and 9,571,735 issued and
     outstanding shares in 1998 and 1999, respectively                               94,636                95,717

Additional paid-in capital                                                       78,668,859            79,940,159
Retained earnings                                                                11,375,329            13,029,346
                                                                           ----------------        --------------
          Total stockholders' equity                                             90,138,824            93,065,222
                                                                           ----------------        --------------
          Total liabilities and stockholders' equity                       $    129,211,886        $  137,345,151
                                                                           ================        ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Three months ended February 28,
                                                                   -----------------------------------------
                                                                           1998                   1999
                                                                   ------------------      ------------------
                                                                                  (Unaudited)
Revenue, net                                                        $     23,650,588        $      36,439,933
Cost of revenue                                                           16,176,915               24,402,960
                                                                    ----------------        -----------------
                 Gross profit                                              7,473,673               12,036,973
Selling, general and administrative expense                                5,848,261                9,232,467
                                                                    ----------------        -----------------
                 Operating income                                          1,625,412                2,804,506
Other income (expense):
    Interest expense                                                        (114,420)                (107,758)
    Interest income                                                           54,794                  116,623
    Gain on sales of fixed assets                                             32,198                   32,485
                                                                    ----------------        -----------------
Income before provision for income taxes                                   1,597,984                2,845,856
Provision for income taxes                                                   680,741                1,192,760
                                                                    ----------------        -----------------
Net income                                                          $        917,243        $       1,653,096
                                                                    ================        =================
Net income per common share - basic                                 $           0.12        $            0.17
                                                                    ================        =================
Net income per common share - diluted                               $           0.11        $            0.17
                                                                    ================        =================
Weighted average common shares used in computing net income
per common share - basic                                                   7,651,953                9,487,846
                                                                    ================        =================
Weighted average common shares used in computing net income
per common share - diluted                                                 8,064,323                9,886,268
                                                                    ================        =================

  The accompanying notes are an integral part of these consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three months ended February 28,
                                                                               --------------------------------------
                                                                                     1998                  1999
                                                                               ----------------       ---------------
                                                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                                                   $        917,243        $    1,653,096
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization of fixed assets                                       633,310               765,575
    Amortization of intangible assets                                                   409,702               694,363
    Gain on sales of fixed assets                                                       (32,198)              (32,485)
    Provision for deferred taxes                                                        (74,756)              907,260
    Change in deferred revenue                                                          241,975              (112,216)
    Changes in operating assets and liabilities:
     Accounts receivable                                                              3,230,432            (1,787,415)
     Notes receivable from contracts                                                   (338,912)                4,396
     Prepaid expenses, deposits and other assets                                       (483,683)             (993,997)
     Accounts payable and accrued expenses                                           (3,361,407)             (550,802)
     Deferred rent and other long-term liabilities                                     (737,445)               (2,691)
                                                                               ----------------        --------------
      Net cash provided by operating activities                                         404,261               545,084
                                                                               ----------------        --------------
Cash flows from investing activities:
   Proceeds from sales of fixed assets                                                  518,584               281,825
   Purchases of fixed assets                                                           (749,530)           (1,558,288)
   Acquisitions of chauffeured vehicle service companies                             (1,171,636)           (7,210,419)
                                                                               ----------------        --------------
      Net cash used in investing activities                                          (1,402,582)           (8,486,882)
                                                                               ----------------        --------------
Cash flows from financing activities:
   Principal payments under capital lease obligations                                  (248,733)             (701,120)
   Payments of notes payable                                                           (474,802)           (1,546,551)
   Proceeds from notes payable                                                                -             4,500,000
   Issuance of common stock                                                             174,987               178,652
                                                                               ----------------        --------------
 Net cash provided by (used in) financing activities                                   (548,548)            2,430,981
                                                                               ----------------        --------------
 Net decrease in cash and cash equivalents                                           (1,546,869)           (5,510,817)

 Cash and cash equivalents at beginning of period                                     5,333,402            14,456,241
                                                                               ----------------        --------------
 Cash and cash equivalents at end of period                                    $      3,786,533        $    8,945,424
                                                                               ================        ==============

             The accompanying notes are an integral part of these consolidated financial statements.

                           CAREY INTERNATIONAL, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   BACKGROUND AND ORGANIZATION

     General

          Carey International, Inc. (the "Company") provides services through a worldwide network of owned and operated companies, licensees and affiliates serving 465 cities in 65 countries. The Company owns and operates service providers in the form of wholly-owned subsidiaries in the following cities:
     Boston, Chicago, Indianapolis, Jacksonville, London, Los Angeles, Miami, New York, Philadelphia, San Francisco, Washington, D.C. and West Palm Beach. In addition, the Company licenses the "Carey" name, and provides central reservations, billing, and sales and marketing services to its licensees. The Company's worldwide network includes affiliates in locations in which the Company has neither owned and operated locations nor licensees. The Company provides central reservations and billing services to such affiliates.

     Acquisitions

          The Company is engaged in a program of acquiring chauffeured vehicle service businesses. The chauffeured vehicle service businesses that the Company seeks to acquire may be in cities in which the Company has owned and operated service providers, licensees operating under the Carey name and trademark, and affiliates of the Company. In the first three months of 1999, the Company acquired three chauffeured vehicle service companies in Miami and Jacksonville. (See Note 3)

2.   BASIS OF PRESENTATION

          The accompanying consolidated financial statements and these notes do not include all of the disclosures included in the Company's audited consolidated financial statements for the years ended November 30, 1998 and 1997, and should be read in conjunction with those financial statements. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements.

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

                           CAREY INTERNATIONAL, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


3.   ACQUISITIONS

          In the periods ended 1998 and 1999, the following acquisition activity was recorded by the Company:


                                                          Three months ended February 28,
                                                         ---------------------------------
                                                             1998                 1999
                                                         ------------          -----------
Net assets purchased:
     Receivables and other assets                        $      551,281         $   969,295
     Fixed assets                                               815,616           2,379,449
     Franchise rights                                                 -             271,467
     Goodwill and other intangibles assets                    1,171,787           7,397,845
     Accounts payable and accrued expenses                     (975,657)           (396,272)
     Deferred taxes                                             160,000                   -
     Capital leases                                            (551,391)                  -
                                                         --------------         -----------
                                                         $    1,171,636         $10,621,784
                                                         ==============         ===========
Consideration:
     Cash payments                                       $    1,171,636         $ 7,210,419
     Notes assumed related to vehicle acquisitions                    -           2,317,636
     Issuance of stock (0 and 64,437 shares of common
        stock in 1998 and 1999, respectively)                         -           1,093,729
                                                         --------------         -----------
                                                         $    1,171,636         $10,621,784
                                                         ==============         ===========

                           CAREY INTERNATIONAL, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


4.   REVOLVING CREDIT FACILITY

          In January 1999, the Company entered into a new three-year Revolving Credit Facility consisting of an unsecured revolving line of credit of $75.0 million (the "Credit Facility"). The terms of the Credit Facility provide for two one-year extensions to its duration, subject to approval by the Company and the participating banks. Loans made under the Credit Facility will bear interest at the Company's option at either the bank's prime rate or at a varying rate above the LIBOR rate, depending on the ratio of the Company's debt to equity. Commitment fees equal to 0.375% per annum are payable on the unused portion of the Credit Facility. The terms of the Credit Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinate to the borrowings under the Credit Facility and (iii) require the Company to comply with certain financial covenants. As of February 28, 1999, the Company had borrowed $4.5 million under the Credit Facility.


5.   COMMITMENTS AND CONTINGENCIES

          The Company is from time to time a party to litigation arising in the ordinary of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

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

                           CAREY INTERNATIONAL, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



6.   COMPREHENSIVE INCOME

          In 1999, the Company adopted SFAS No. 130, Comprehensive Income. Comprehensive income for the Company is calculated by adjusting "Net income" for the change in the unrealized gains or losses from foreign currency translations. For 1998 and 1999, comprehensive net income did not materially differ from net income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1999 (THE "1999 PERIOD") COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998 (THE "1998 PERIOD")

     Revenue, Net. Revenue, net increased $12.8 million or 54.1% from $23.7 million in the 1998 Period to $36.4 million in the 1999 Period. Of the increase, $3.4 million resulted from expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers. A further $9.4 million of the increase was due to the revenues from companies acquired by the Company.

     Cost of Revenue. Cost of revenue increased $8.2 million or 50.9% from $16.2 million in the 1998 Period to $24.4 million in the 1999 Period. The increase was primarily attributable to higher costs due to increased business levels and to increased costs associated with businesses acquired by Carey subsequent to the 1998 Period. Cost of revenue decreased as a percentage of revenue, net from 68.4% in the 1998 Period to 67.0% in the 1999 Period, primarily reflecting relatively lower reliance on subcontractors, or "farm-outs," to service higher levels of business during peak periods as well as a reduction of costs for businesses acquired that were not previously fully integrated into the Company's operations.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased $3.4 million or 57.9% from $5.8 million in the 1998 Period to $9.2 million in the 1999 Period. The increase largely was due to the costs associated with higher business levels and costs of acquired businesses including personnel costs, administrative expenses and marketing expenses, and an increase in amortization of intangibles. Selling, general and administrative expense increased as a percentage of revenue, net from 24.7% in the 1998 Period to 25.3% in the 1999 Period as a result of platform acquisitions still in assimilation under the Company's acquisition transition program and incremental investment in infrastructure personnel and processes in the area of sales and marketing, technology, customer service and employee education and training.

     Provision for Income Taxes. The provision for income taxes increased approximately $512,000 from approximately $681,000 in the 1998 Period to $1.2 million in the 1999 Period. The increase primarily was a result of the increase in pre-tax income of the Company from $1.6 million in the 1998 Period to $2.8 million in the 1999 Period. As a result, the Company's effective tax rate was 42.6% in the 1998 Period and 41.9 in the 1999 Period.

     Net Income. As a result of the foregoing, the Company's net income increased approximately $736,000 or 80.2% from approximately $917,000 million in the 1998 Period to $1.7 million in the 1999 Period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased approximately $5.5 million from $14.5 million at November 30, 1998 to $8.9 million at February 28, 1999. Operating activities provided net cash of approximately $545,000 during the 1999 Period compared to $404,000 in the 1998 Period. The overall net decrease in cash and cash equivalents at February 28, 1999 from November 30,1998 primarily related to the cash proceeds to the Company from its issuance of notes payable and net cash provided by chauffeured vehicle service operations, offset by the use of such cash to acquire chauffeured vehicle service companies and retire debt.

    Cash used in investing activities during the 1999 Period increased by $7.1 million over the 1998 Period. Cash of $1.4 million was used in the 1998 Period to acquire chauffeured vehicle service companies and purchase fixed assets, net of cash from sale of fixed assets, whereas $8.5 million of cash was used in the 1999 Period to acquire chauffeured vehicle service companies and purchase fixed assets, net of cash from sale of fixed assets.

     Cash provided by financing activities increased by $3.0 million over 1998, primarily as a result of the net notes payable activity used in financing new acquisitions.

     At February 28, 1999, the Company had debt outstanding of $9.6 million, approximately $3.3 of which is to be repaid over the next 12 months.

     In January 1999, the Company entered into a new three-year Revolving Credit Facility consisting of an unsecured revolving line of credit of $75.0 million (the "Credit Facility"). The Credit Facility provides for two one-year extensions to its duration, subject to approval by the Company and the participating banks. The Credit Facility will be used for acquisitions and working capital. Loans made under the Credit Facility will bear interest at the Company's option at either the banks' prime lending rate or at a varying rate above the LIBOR rate depending upon the ratio of the Company's debt to equity. Commitment fees equal to 0.375% per annum are payable on the unused portion of the Credit Facility. The terms of the Credit Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinated to the borrowings under the Credit Facility and (iii) require the Company to comply with certain financial covenants.

     While there can be no assurance, and depending on the methods of financing and size of potential acquisitions, management believes that cash flow from operations, cash and cash equivalents and funds from the Credit Facility will be adequate to meet the Company's capital requirements for the next 12 months.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(CONTINUED)


While the Company historically has financed many acquisitions primarily with cash, it may seek to finance future acquisitions by using Common Stock for a portion or all of the consideration to be paid.

     The Company is in the process of upgrading its central and subsidiary reservation systems as well as its financial and certain other computer software and hardware systems. The upgrades are expected to provide significant enhancements to the Company's customer service and management information capabilities along with increased opportunities for more efficient processing and distribution of information. The Company's program of enhancements and upgrades overlaps with its plans to address the Year 2000 Problem, as described in the following three paragraphs, and replaces the need for on-going investments in its current systems that would otherwise occur in the absence of the program of enhancements and upgrades. The Company is currently committed to or anticipates spending an aggregate of approximately $6 to $8 million over the next 12 to 18 months on designing, developing and deploying software and replacing or upgrading computer-related hardware as part of its program of enhancements and upgrades.

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

     Costs to remedy the Year 2000 Problem for certain key financial and operational systems are expected to total approximately $175,000, of which approximately 75% has been spent to date, and are charged to expense as incurred. The Company intends to remedy its Year 2000

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(CONTINUED)


Problem in its computer-related hardware and other commercially available software as part of its overall systems upgrade discussed above. The Company is also assessing the potential impact on operations if key third parties are not successful in making their systems Year 2000 compliant in a timely manner. The effect, if any, on the Company's results of operations if the Company's customers or its suppliers are not fully Year 2000 compliant is not reasonably estimable.

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

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibit:

                         27 Financial Data Schedule (for the three months ended
                            February 28, 1998 and 1999)

          (b)   Reports on Form 8-K

                         The Company filed a current Report on Form 8-K on
                      December 15, 1998 providing certain financial information with respect to an acquired business, the acquisition of which was reported in the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   Carey International, Inc.


Date: April 14, 1999               By: /s/ Vincent A. Wolfington
                                      --------------------------
                                        Vincent A. Wolfington
                                        Chairman, Chief Executive Officer


Date: April 14, 1999               By: /s/ David H. Haedicke
                                      ----------------------
                                        David H. Haedicke
                                        Executive Vice President,
                                        Chief Financial Officer

                                 EXHIBIT INDEX


 NUMBER             DESCRIPTION

   27 Financial Data Schedule (for the three months ended February 28, 1998 and 1999)