Form 10-Q
period 1999-05-31
CAREY INTERNATIONAL INC
filed 1999-07-15
CIK 747201

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
            of 1934 for the quarterly period ended May 31, 1999 or
                                                   ------------

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

     There were 9,628,193 shares of the registrant's common stock, par value $.01 per share, outstanding at July 14, 1999.

                  CAREY INTERNATIONAL, INC.  AND SUBSIDIARIES

                                     INDEX
                                     -----


PART I:  FINANCIAL INFORMATION

Item 1:   Financial Statements (unaudited):

          Consolidated balance sheets as of November 30, 1998 and May 31, 1999

          Consolidated statements of operations for the three and six month periods ended May 31, 1998 and 1999

          Consolidated statements of cash flows for the six months ended May 31, 1998 and 1999

          Notes to consolidated financial statements


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II: OTHER INFORMATION


Item 6:   Exhibits and Reports on Form 8-K

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            November 30,        May 31,
                                                                               1998              1999
                                                                        ----------------  -----------------
                                                                                    (Unaudited)
ASSETS
Cash and cash equivalents                                               $     14,456,241  $       8,487,543
Accounts receivable, net                                                      17,864,127         24,814,197
Notes receivable from contracts, current portion                               1,249,117            943,162
Prepaid expenses and other current assets                                      1,291,508          1,690,012
                                                                        ----------------  -----------------
           Total current assets                                               34,860,993         35,934,914
Fixed assets, net                                                             12,912,287         17,474,403
Notes receivable from contracts, excluding current portion                     9,538,856          9,439,430
Franchise rights, net                                                         10,863,968         10,944,569
Trade name, trademark and contract rights, net                                 6,305,359          6,206,527
Goodwill and other intangible assets, net                                     53,273,552         61,531,162
Deposits and other assets                                                      1,456,871          2,468,567
                                                                        ----------------  -----------------
           Total assets                                                 $    129,211,886  $     143,999,572
                                                                        ================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable                                        $      2,652,754  $       2,198,208
Current portion of capital leases                                                384,511             91,436
Accounts payable and accrued expenses                                         18,086,507         21,873,239
                                                                        ----------------  -----------------
           Total current liabilities                                          21,123,772         24,162,883
Notes payable, excluding current portion                                       1,665,194          7,470,056
Capital leases, excluding current portion                                        792,143            339,895
Deferred taxes and other long-term liabilities                                   406,835          1,318,713
Deferred revenue                                                              15,085,118         14,662,353
Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value; 20,000,000 authorized
   shares, and 9,463,614 and 9,589,730 issued and
   outstanding shares in 1998 and 1999, respectively                              94,636             95,897

Additional paid-in capital                                                    78,668,859         80,156,566
Retained earnings                                                             11,375,329         15,793,209
                                                                        ----------------  -----------------
          Total stockholders' equity                                          90,138,824         96,045,672
                                                                        ----------------  -----------------
          Total liabilities and stockholders' equity                    $    129,211,886  $     143,999,572
                                                                        ================  =================

  The accompanying notes are an integral part of these consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three months ended May 31,             Six  months ended May 31,
                                                        ---------------------------------      --------------------------------
                                                             1998              1999                1998               1999
                                                        ---------------  ----------------      --------------   ---------------
                                                                   (Unaudited)                            (Unaudited)
Revenue, net                                             $   30,800,199   $    45,214,552      $   54,450,787    $   81,654,485
Cost of revenue                                              20,682,528        29,817,351          36,859,443        54,220,311
                                                        ---------------  ----------------      --------------   ---------------
              Gross profit                                   10,117,671        15,397,201          17,591,344        27,434,174
Selling, general and administrative expense                   6,920,262        10,303,553          12,768,523        19,536,020
                                                        ---------------  ----------------      --------------   ---------------
              Operating income                                3,197,409         5,093,648           4,822,821         7,898,154

Other income (expense):
  Interest expense                                             (129,335)         (206,671)           (243,755)         (314,429)
  Interest income                                               124,208            86,778             179,002           203,401
  Gain (loss) on sales of fixed assets                           46,572            (4,053)             78,770            28,432
                                                        ---------------  ----------------      --------------   ---------------
Income before provision for income taxes                      3,238,854         4,969,702           4,836,838         7,815,558
Provision for income taxes                                    1,350,731         2,089,775           2,031,472         3,282,535
                                                        ---------------  ----------------      --------------   ---------------
Net income                                              $     1,888,123  $      2,879,927      $    2,805,366   $     4,533,023
                                                        ===============  ================      ==============   ===============
Net income per common share - basic                     $          0.23  $           0.30      $         0.36   $          0.48
                                                        ===============  ================      ==============   ===============
Net income per common share - diluted                   $          0.22  $           0.29      $         0.34   $          0.45
Weighted average common shares used in                  ===============  ================      ==============   ===============
computing net income per common share -
basic                                                         8,045,668         9,578,981           7,850,973         9,533,914
                                                        ===============  ================      ==============   ===============

Weighted average common shares used in
computing net income per common share -
diluted                                                       8,597,725        10,001,215           8,360,407         9,974,144
                                                        ===============  ================      ==============  ================


  The accompanying notes are an integral part of these consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six months ended May 31,
                                                                                 --------------------------
                                                                                    1998           1999
                                                                                 -----------   ------------
                                                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                                                     $ 2,805,366   $  4,533,023
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization of fixed assets                                  1,247,236      1,665,024
    Amortization of intangible assets                                                827,142      1,416,147
    Gain on sales of fixed assets                                                    (78,770)       (28,432)
    Provision for deferred taxes                                                    (531,275)       917,259
    Change in deferred revenue                                                     1,000,697       (422,765)
    Changes in operating assets and liabilities:
     Accounts receivable                                                            (864,573)    (6,233,040)
    Notes receivable from contracts                                               (1,118,614)       233,438
    Prepaid expenses, deposits and other assets                                     (538,699)    (1,016,392)
    Accounts payable and accrued expenses                                            273,359      3,275,317
    Deferred rent and other long-term liabilities                                   (903,012)        (5,381)
                                                                                 -----------   ------------
      Net cash provided by operating activities                                    2,118,857      4,334,198
                                                                                 -----------   ------------
Cash flows from investing activities:
   Proceeds from sales of fixed assets                                               816,745        906,134
   Purchases of fixed assets                                                      (1,117,562)    (4,736,717)
   Acquisitions of chauffeured vehicle service companies                          (3,636,381)    (9,152,337)
                                                                                 -----------   ------------
      Net cash used in investing activities                                       (3,937,198)   (12,982,920)
                                                                                 -----------   ------------
Cash flows from financing activities:
   Principal payments under capital lease obligations                               (534,529)      (745,323)
   Payments of notes payable                                                      (4,454,691)    (2,455,614)
   Proceeds from notes payable                                                     2,343,377      5,500,907
   Issuance of common stock                                                       30,087,916        380,054
                                                                                 -----------   ------------
 Net cash provided by financing activities                                        27,442,073      2,680,024
                                                                                 -----------   ------------
 Net increase (decrease) in cash and cash equivalents                              25,623,732     (5,968,698)
 Cash and cash equivalents at beginning of period                                  5,333,402     14,456,241
                                                                                 -----------   ------------
 Cash and cash equivalents at end of period                                      $30,957,134   $  8,487,543
                                                                                 ===========   ============

 The accompanying notes are an integral part of these consolidated financial statements.

                           CAREY INTERNATIONAL, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Background and organization

     General

          Carey International, Inc. (the "Company") provides services through a worldwide network of owned and operated companies, licensees and affiliates serving 465 cities in 65 countries. The Company owns and operates service providers in the form of wholly-owned subsidiaries in the following cities:
     Boston, Chicago, Detroit, Indianapolis, Jacksonville, London, Los Angeles, Miami, New York, Philadelphia, San Francisco, Washington, D.C., and West Palm Beach. In addition, the Company licenses the "Carey" name, and provides central reservations, billing, and sales and marketing services to its licensees. The Company's worldwide network includes affiliates in locations in which the Company has neither owned and operated locations nor licensees. The Company provides central reservations and billing services to such affiliates.

     Acquisitions

          The Company is engaged in a program of acquiring chauffeured vehicle service businesses. The chauffeured vehicle service businesses that the Company seeks to acquire may be in cities in which the Company has owned and operated service providers, licensees operating under the Carey name and trademark, and affiliates of the Company. In the first six months of 1999, the Company acquired four chauffeured vehicle service companies in Detroit, Miami and Jacksonville. (See Note 3)

2.   Basis of presentation

          The accompanying consolidated financial statements and these notes do not include all of the disclosures included in the Company's audited consolidated financial statements for the years ended November 30, 1997 and 1998, and should be read in conjunction with those financial statements. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements.

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

                           CAREY INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3.   Acquisitions

          In the periods ended 1998 and 1999, the following acquisition activity was recorded by the Company:

                                                                       Six months ended May 31,
                                                                      --------------------------
                                                                          1998          1999
                                                                      -----------    -----------
          Net assets purchased:
               Receivables and other assets                           $   551,281    $   742,030
               Fixed assets                                               948,400      2,419,793
               Franchise rights                                         3,451,526        303,701
               Goodwill and other intangibles assets                    4,325,377      9,269,757
               Other assets                                                     -        227,265
               Accounts payable and accrued expenses                   (1,514,275)      (396,272)
               Capital leases                                            (600,025)             -
                                                                      -----------    -----------
                                                                      $ 7,162,284    $12,566,274
                                                                      ===========    ===========
          Consideration:
               Cash payments                                          $ 3,636,381    $ 9,152,337
               Notes assumed related to vehicle acquisitions            1,301,447      2,305,023
               Issuance of stock (120,900 and 65,216 shares of
                common stock in 1998 and 1999, respectively)            2,224,456      1,108,914
                                                                      -----------    -----------
                                                                      $ 7,162,284    $12,566,274
                                                                      ===========    ===========

                           CAREY INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.   Revolving credit facility

          In January 1999, the Company entered into a new three-year Revolving Credit Facility consisting of an unsecured revolving line of credit of $75.0 million (the "Credit Facility"). Loans made under the Credit Facility will bear interest at the Company's option at either the bank's prime rate or at a varying rate above the LIBOR rate, depending on the ratio of the Company's debt to equity. Commitment fees equal to 0.375% per annum are payable on the unused portion of the Credit Facility. The terms of the Credit Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinate to the borrowings under the Credit Facility and (iii) require the Company to comply with certain financial covenants. As of May 31, 1999, the Company had borrowed $4.5 million under the Credit Facility.


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

                           CAREY INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Three Months Ended May 31, 1999 (the "1999 Period") Compared to Three Months Ended May 31, 1998 (the "1998 Period")

     Revenue, Net. Revenue, net increased $14.4 million or 46.8% from $30.8 million in the 1998 Period to $45.2 million in the 1999 Period. Of the increase, $3.6 million resulted from expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers. A further $10.8 million of the increase was due to the revenues from companies acquired by the Company.

     Cost of Revenue. Cost of revenue increased $9.1 million or 44.2% from $20.7 million in the 1998 Period to $29.8 million in the 1999 Period. The increase was primarily attributable to higher costs due to increased business levels and to increased costs associated with businesses acquired by Carey subsequent to the 1998 Period. Cost of revenue decreased as a percentage of revenue, net from 67.2% in the 1998 Period to 65.9% in the 1999 Period, primarily reflecting relatively lower reliance on subcontractors, or "farm-outs," to service higher levels of business during peak periods as well as a reduction of costs for businesses acquired that were not previously fully integrated into the Company's operations.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased $3.4 million or 48.9% from $6.9 million in the 1998 Period to $10.3 million in the 1999 Period. The increase largely was due to the costs associated with higher business levels and costs of acquired businesses including personnel costs, administrative expenses and marketing expenses, and an increase in amortization of intangibles related to acquired businesses. Selling, general and administrative expense increased as a percentage of revenue, net from 22.5% in the 1998 Period to 22.8% in the 1999 Period as a result of higher costs for businesses acquired that were not fully integrated into the Company's operations and investment in personnel and systems in the area of sales and marketing, technology, customer service and employee education and training.

     Provision for Income Taxes. The provision for income taxes increased approximately $739,000 from $1.4 million in the 1998 Period to $2.1 million in the 1999 Period. The increase primarily was a result of the increase in pre-tax income of the Company from $3.2 million in the 1998 Period to $5.0 million in the 1999 Period. The Company's effective tax rate was 41.7% in the 1998 Period and 42.1% in the 1999 Period.

     Net Income. As a result of the foregoing, the Company's net income increased approximately $992,000 or 52.5% from $1.9 million in the 1998 Period to $2.9 million in the 1999 Period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)

Six Months Ended May 31, 1999 (the "1999 Six-Month Period") Compared to Six Months Ended May 31, 1998 (the "1998 Six-Month Period")

     Revenue, Net. Revenue, net increased $27.2 million or 50.0% from $54.5 million in the 1998 Six-Month Period to $81.7 million in the 1999 Six-Month Period. Of the increase, $7.0 million related to expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers, and $20.2 million was due to revenues from companies acquired by the Company.

     Cost of Revenue. Cost of revenue increased $17.4 million or 47.1% from $36.9 million in the 1998 Six-Month Period to $54.2 million in the 1999 Six-Month Period. The increase was primarily attributable to higher costs due to increased business levels and to costs of revenue of acquired corporations which were not included in the 1998 Six-Month Period. Cost of revenue decreased as a percentage of revenue, net from 67.7% in the 1998 Six-Month Period to 66.4% in the 1999 Six-Month Period, primarily reflecting less reliance on subcontractors, or "farm-outs," to service higher levels of business during peak periods as well as a reduction of costs for businesses acquired that were not previously integrated into the Company's operations.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased $6.8 million or 53.0% from $12.8 million in the 1998 Six-Month Period to $19.5 million in the 1999 Six-Month Period. The increase was largely due to the costs of additional personnel, increased marketing expenses and increased administrative expense in support of higher business levels. Selling, general and administrative expense increased as a percentage of revenue, net from 23.4% in the 1998 Six-Month Period to 23.9% in the 1999 Six-Month Period as a result of higher costs for businesses acquired that were not fully integrated into the Company's operations and investment in infrastructure personnel and systems in the area of sales and marketing, technology, customer service and employee education and training.

     Provision for Income Taxes. The provision for income taxes increased $1.3 million from $2.0 million in the 1998 Six-Month Period to $3.3 million in the 1999 Six-Month Period. The increase primarily related to the increase in pre-tax income of the Company from $4.8 million in the 1998 Six-Month Period to $7.8 million in the 1999 Six-Month Period. The Company's effective tax rate was 42.0% in the 1998 Six-Month Period and 42.0% in the 1999 Six-Month Period.

     Net Income. As a result of the foregoing, the Company's net income increased $1.7 million or 61.6% from $2.8 million in the 1998 Six-Month Period to $4.5 million in the 1999 Six-Month Period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(Continued)

Liquidity and Capital Resources

     Cash and cash equivalents decreased $6.0 million during the 1999 Six-Month Period from $14.5 million at November 30, 1998 to $8.5 million at May 31, 1999. Operating activities provided net cash of approximately $4.3 million during the 1999 Six-Month Period compared to $2.1 million in the 1998 Six-Month Period. The overall net decrease in cash and cash equivalents at May 31, 1999 from November 30, 1998 primarily related to the use of such cash to acquire chauffeured vehicle service companies and retire debt offset by the cash from borrowings under the credit facility and net cash provided by chauffeured vehicle service operations.

     Cash used in investing activities during the 1999 Six-Month Period increased by $9.0 million over the 1998 Six-Month Period. Cash of $3.9 million was used in the 1998 Six-Month Period to acquire chauffeured vehicle service companies and purchase fixed assets, net of cash from sale of fixed assets, whereas $13.0 million of cash was used in the 1999 Six-Month Period to acquire chauffeured vehicle service companies and purchase fixed assets, net of cash from sale of fixed assets.

     Cash provided by financing activities during the 1999 Six-Month Period decreased by $24.8 million over 1998 Six-Month Period, primarily as a result of the issuance of common stock by the Company during the 1998 Six-Month Period.

     At May 31, 1999, the Company had debt outstanding of $9.7 million, of which approximately $2.2 is to be repaid over the next 12 months.

     In January 1999, the Company entered into a new three-year Revolving Credit Facility consisting of an unsecured revolving line of credit of $75.0 million (the "Credit Facility"). The Credit Facility will be used for acquisitions and working capital. Loans made under the Credit Facility will bear interest at the Company's option at either the banks' prime lending rate or at a varying rate above the LIBOR rate depending upon the ratio of the Company's debt to equity. Commitment fees equal to 0.375% per annum are payable on the unused portion of the Credit Facility. The terms of the Credit Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinated to the borrowings under the Credit Facility and (iii) require the Company to comply with certain financial covenants. As of May 31, 1999, the Company had borrowed $4.5 million under the Credit Facility.

     While there can be no assurance, and depending on the methods of financing and size of potential acquisitions, management believes that cash flow from operations, cash and cash equivalents and funds from the Credit Facility will be adequate to meet the Company's capital

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(Continued)


requirements for the next 12 months. While the Company historically has financed many acquisitions primarily with cash, it may seek to finance future acquisitions by using common stock for a portion or all of the consideration to be paid.

     The Company is in the process of upgrading its central and subsidiary reservation systems as well as its financial and certain other computer software and hardware systems. The upgrades are expected to provide significant enhancements to the Company's customer service and management information capabilities along with increased opportunities for more efficient processing and distribution of information. The Company's program of enhancements and upgrades overlaps with its plans to address the Year 2000 Problem, as described in the following three paragraphs, and replaces the need for on-going investments in its current systems that would otherwise occur in the absence of the program of enhancements and upgrades. The Company is currently committed to or anticipates spending approximately $6 to $8 million over the next 12 to 18 months on designing, developing and deploying software and replacing or upgrading computer-related hardware as part of its program of enhancements and upgrades.

     The Year 2000 Problem, which is common to most corporations, concerns the inability of certain information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000 and beyond. While the Company anticipates that the upgrades referred to in the preceding paragraph will result in systems that are Year 2000 compliant, the Company has also developed and is implementing plans to address the possible exposures of its existing systems to the Year 2000 Problem. Key financial, management information and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and plans are in place for the necessary systems modifications or replacements. Progress against these plans is monitored and reported to senior management on a regular basis. Implementation of necessary changes to critical systems is expected to be completed during fiscal 1999.

     Costs to remedy the Year 2000 Problem for certain key financial and operational systems are expected to total approximately $200,000, of which approximately 75% has been spent to date, and are charged to expense as incurred. The Company intends to remedy its Year 2000 Problem in its computer-related hardware and other commercially available software as part of its overall systems upgrade discussed above. The Company is also assessing the potential impact on operations if key third parties are not successful in making their systems Year 2000 compliant in a timely manner. The effect, if any, on the Company's results of operations if the Company's customers or its suppliers are not fully Year 2000 compliant is not reasonably estimable.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(Continued)


     The Company's emergency backup and recovery procedures to be followed in the event of a failure of a business-critical system will be expanded to include specific procedures for potential Year 2000 issues. Contingency plans in the event of a "worst case scenario" to protect the business from Year 2000-related interruptions are being developed and are expected to be complete by Sept. 1999. The costs of such contingency plans have not yet been determined.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit:

                    27 Financial Data Schedule (for the six months ended May 31,
                       1999)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   Carey International, Inc.


Date: July 15, 1999                By: /s/ Vincent A. Wolfington
                                       --------------------------
                                   Vincent A. Wolfington
                                   Chairman, Chief Executive Officer



Date: July 15, 1999                By: /s/ David H. Haedicke
                                       ----------------------
                                   David H. Haedicke
                                   Executive Vice President,
                                   Chief Financial Officer

                                 EXHIBIT INDEX


NUMBER         DESCRIPTION

  27           Financial Data Schedule (for the six months ended May 31, 1998 and 1999)