Form 10-Q
period 1999-08-31
CAREY INTERNATIONAL INC
filed 1999-10-15
CIK 747201

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)
     [X ]  Quarterly report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the quarterly period
                           ended August 31, 1999 or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes   X    No ____
                                                          ----

     There were 9,665,106 shares of the registrant's common stock, par value $0.01 per share, outstanding at October 13, 1999.

                  CAREY INTERNATIONAL, INC.  AND SUBSIDIARIES

                                     INDEX
                                     -----


PART I:   FINANCIAL INFORMATION

Item 1:       Financial Statements (unaudited):

              Consolidated balance sheets as of November 30, 1998 and August 31, 1999

              Consolidated statements of operations for the three and nine month periods ended August 31, 1998 and 1999

              Consolidated statements of cash flows for the nine months ended August 31, 1998 and 1999

              Notes to consolidated financial statements


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:   OTHER INFORMATION


Item 6:       Exhibits and Reports on Form 8-K

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                               November 30,          August 31,
                                                                  1998                  1999
                                                              -------------         --------------
                                                                         (Unaudited)
ASSETS
Cash and cash equivalents                                     $  14,456,241         $   14,496,459
Accounts receivable, net                                         17,864,127             27,003,621
Notes receivable from contracts, current portion                  1,249,117              1,674,499
Prepaid expenses and other current assets                         1,291,508              2,205,315
                                                              -------------         --------------
           Total current assets                                  34,860,993             45,379,894
Fixed assets, net                                                12,912,287             24,898,260
Notes receivable from contracts, excluding current portion        9,538,856              9,522,043
Franchise rights, net                                            10,863,968             10,872,703
Trade name, trademark and contract rights, net                    6,305,359              6,158,667
Goodwill and other intangible assets, net                        53,273,552             73,897,068
Deposits and other assets                                         1,456,871              3,105,702
                                                              -------------         --------------
           Total assets                                       $ 129,211,886         $  173,834,337
                                                              =============         ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable                              $   2,652,754         $    5,183,195
Current portion of capital leases                                   384,511                161,024
Accounts payable and accrued expenses                            18,086,507             29,173,824
                                                              -------------         --------------
           Total current liabilities                             21,123,772             34,518,043
Notes payable, excluding current portion                          1,665,194             22,846,012
Capital leases, excluding current portion                           792,143                278,708
Deferred taxes and other long-term liabilities                      406,835              1,228,304
Deferred revenue                                                 15,085,118             15,417,509
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value; 20,000,000 authorized
     shares, and 9,463,614 and 9,664,231 issued and
     outstanding shares in 1998 and 1999, respectively               94,636                 96,642

     Additional paid-in capital                                  78,668,859             80,811,318
     Retained earnings                                           11,375,329             18,637,801
                                                              -------------         --------------
           Total stockholders' equity                            90,138,824             99,545,761
                                                              -------------         --------------
           Total liabilities and stockholders' equity         $ 129,211,886         $  173,834,337
                                                              =============         ==============

  The accompanying notes are an integral part of these consolidated financial statements

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three months ended August 31,      Nine months ended August 31,
                                              ----------------------------------  ------------------------------
                                                  1998              1999               1998            1999
                                             ----------------   ----------------  --------------   -------------
                                                         (Unaudited)                        (Unaudited)
Revenue, net                                    $  30,346,811       $ 48,776,341   $  84,797,598   $ 130,430,826

Cost of revenue                                    20,300,634         33,096,875      57,160,077      87,317,186
                                             ----------------   ----------------  --------------   -------------
             Gross profit                          10,046,177         15,679,466      27,637,521      43,113,640
Selling, general and administrative expense         6,859,956         10,786,809      19,628,479      30,322,829
                                            ----------------   ----------------  --------------   -------------
             Operating income                       3,186,221          4,892,657       8,009,042      12,790,811

Other income (expense):
  Interest expense                                    (84,502)          (378,947)       (328,257)       (693,376)
  Interest income                                     452,356            102,778         631,358         306,179
  Gain (loss) on sales of fixed assets                141,993             39,676         220,763          68,108
                                             ----------------   ----------------  --------------   -------------
Income before provision for income taxes            3,696,068          4,656,164       8,532,906      12,471,722
Provision for income taxes                          1,509,684          1,955,588       3,541,156       5,238,123
                                             ----------------   ----------------  --------------   -------------
Net income                                      $   2,186,384       $  2,700,576   $   4,991,750   $   7,233,599
                                             ================   ================  ==============   =============
Net income per common share - basic             $        0.23       $       0.28   $        0.60   $        0.76
                                             ================   ================  ==============   =============
Net income per common share - diluted           $        0.22       $       0.27   $        0.56   $        0.72
                                             ================    ===============   =============   =============
Weighted average common shares used in
computing net income per common share -
basic                                               9,373,230          9,625,566       8,362,096       9,564,688
                                             ================   ================  ==============   =============

Weighted average common shares used in
computing net income per common share -
diluted                                             9,948,910         10,144,800       8,894,827      10,035,225
                                             ================   ================  ==============   =============


 The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine months ended
                                                                      August 31,1999
                                                                 --------------------------
                                                                    1998           1999
                                                                 ------------  ------------
                                                                         (Unaudited)
Cash flows from operating activities:
       Net income                                                $  4,991,750  $  7,233,599
       Adjustments to reconcile net income to net cash from
        operating activities:
           Depreciation and amortization of fixed assets            1,875,082     2,723,146
           Amortization of intangible assets                        1,301,428     2,243,923
           Gain on sales of fixed assets                             (220,763)      (68,108)
           Provision for deferred taxes                                21,166       917,259
           Change in deferred revenue                               1,227,160       332,328
           Changes in operating assets and liabilities:
             Accounts receivable                                      306,998    (5,798,520)
             Notes receivable from contracts                       (1,428,927)     (578,527)
             Deposits and other assets                               (275,321)   (1,346,314)
             Accounts payable and accrued expenses                 (1,665,273)    6,424,175
             Deferred taxes and other long-term liabilities        (1,028,603)      (95,727)
                                                                 ------------  ------------
                   Net cash provided by operating activities        5,104,697    11,987,234
                                                                 ------------  ------------
Cash flows from investing activities:
           Proceeds from sales of fixed assets                      1,334,816     1,239,213
           Purchases of fixed assets                               (2,375,917)   (9,416,502)
           Acquisitions of chauffeured vehicle service companies   (5,151,646)  (19,554,997)
                                                                 ------------  ------------
                   Net cash used in investing activities           (6,192,747)  (27,732,286)
                                                                 ------------  ------------
Cash flows from financing activities:
           Principal payments under capital lease obligations        (529,157)     (783,125)
           Payments of notes payable                               (2,299,768)   (4,679,245)
           Proceeds from notes payable                                      -    20,212,090
           Issuance of common stock                                30,081,507     1,035,550
                                                                 ------------  ------------
                   Net cash provided by financing activities       27,252,582    15,785,270
                                                                 ------------  ------------

Net increase (decrease) in cash and cash equivalents               26,164,532        40,218

Cash and cash equivalents at beginning of period                    5,333,402    14,456,241
                                                                 ------------  ------------
Cash and cash equivalents at end of period                       $ 31,497,934  $ 14,496,459
                                                                 ============  ============

 The accompanying notes are an integral part of these consolidated financial statements.

                           CAREY INTERNATIONAL, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   Background and organization

     General

          Carey International, Inc. (the "Company") provides chauffeured vehicle and related services through a worldwide network of owned and operated companies, licensees and affiliates serving 480 cities in 75 countries. The Company owns and operates service providers in the form of wholly-owned subsidiaries in the following cities: Boston, Chicago, Detroit, Hartford, Indianapolis, Jacksonville, London, Los Angeles, Miami, New York, Paris, Philadelphia, San Francisco, Stamford, Washington, D.C., and West Palm Beach. In addition, the Company licenses the "Carey" name, and provides central reservations, billing, and sales and marketing services to its licensees. The Company's worldwide network includes affiliates in locations in which the Company has neither owned and operated locations nor licensees. The Company provides central reservations and billing services to such affiliates.

     Acquisitions

          The Company is engaged in a program of acquiring chauffeured vehicle service and related businesses. The chauffeured vehicle service and related businesses that the Company seeks to acquire may be in cities in which the Company has owned and operated service providers, licensees operating under the Carey name and trademark, and affiliates of the Company. In the first nine months of 1999, the Company acquired eight chauffeured vehicle service or other companies in Chicago, Detroit, Hartford, Jacksonville, London, Miami, Paris and Stamford. (See Note 3)

2.   Basis of presentation

          The accompanying consolidated financial statements and these notes do not include all of the disclosures included in the Company's audited consolidated financial statements for the years ended November 30, 1996, 1997 and 1998, and should be read in conjunction with those financial statements. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements.

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

                           CAREY INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. Acquisitions

     In the periods ended August 31, 1998 and 1999, the following acquisition activity was recorded by the Company:


                                                                  Nine months ended August 31,
                                                               ------------------------------------
                                                                     1998                 1999
                                                               --------------      ----------------
     Net assets purchased:
       Receivables and other assets                             $     551,281         $   4,086,241
       Fixed assets                                                   948,400             6,495,861
       Franchise rights                                             5,772,562               344,804
       Goodwill and other intangibles assets                        4,888,895            22,657,753
       Accounts payable and accrued expenses                       (1,600,839)           (4,692,016)
       Capital leases                                                (613,410)              (50,317)
                                                                --------------        --------------
                                                                $   9,946,889         $  28,842,326
                                                                ==============        ==============
     Consideration:
       Cash payments                                            $   5,151,646         $  19,554,997
       Notes assumed related to vehicle acquisitions                1,301,447             8,178,414
       Issuance of stock (170,271 and 65,216 shares of
       common stock in 1998 and 1999, respectively)                 3,493,796             1,108,915
                                                                --------------        --------------
                                                                $   9,946,889         $  28,842,326
                                                                ==============        ==============

                           CAREY INTERNATIONAL, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.   Revolving credit facility

          In January 1999, the Company entered into a new three-year Revolving Credit Facility consisting of an unsecured revolving line of credit of $75.0 million (the "Credit Facility"). Loans made under the Credit Facility bear interest at the Company's option at either the bank's prime rate or at a varying rate above the LIBOR rate, depending on the ratio of the Company's debt to equity. Commitment fees equal to 0.375% per annum are payable on the unused portion of the Credit Facility. The terms of the Credit Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinate to the borrowings under the Credit Facility and (iii) require the Company to comply with certain financial covenants. As of August 31, 1999, the Company had borrowed $19.2 million under the Credit Facility.

 5.  Commitments and contingencies

          The Company is from time to time a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

6.   Comprehensive income

          In 1999, the Company adopted SFAS No. 130, Comprehensive Income. Comprehensive income for the Company is calculated by adjusting "Net income" for the change in the unrealized gains or losses from foreign currency translations. For 1998 and 1999, comprehensive income did not materially differ from net income.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Three Months Ended August 31, 1999 (the "1999 Period") Compared to Three Months Ended August 31, 1998 (the "1998 Period")

     Revenue, Net. Revenue, net increased $18.4 million or 60.7% from $30.3 million in the 1998 Period to $48.8 million in the 1999 Period. Of the increase, $4.7 million resulted from expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers. A further $13.7 million of the increase was due to revenues from companies acquired by the Company subsequent to August 31, 1998.

     Cost of Revenue. Cost of revenue increased $12.8 million or 63.0% from $20.3 million in the 1998 Period to $33.1 million in the 1999 Period. The increase was primarily attributable to higher costs due to increased business levels and to increased costs associated with businesses acquired by Carey subsequent to the 1998 Period. Cost of revenue increased as a percentage of revenue, net from 66.9% in the 1998 Period to 67.9% in the 1999 Period, primarily reflecting additional costs for businesses acquired that are not fully integrated into the Company's operations.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased $3.9 million or 57.2% from $6.9 million in the 1998 Period to $10.8 million in the 1999 Period. The increase largely was due to the costs associated with higher business levels and costs of acquired businesses including personnel costs, administrative expenses and marketing expenses, and an increase in amortization of intangibles related to acquired businesses. Selling, general and administrative expense decreased as a percentage of revenue, net from 22.6% in the 1998 Period to 22.1% in the 1999 Period reflecting the Company's strategy of increasing revenues, net without a corresponding increase in infrastructure costs.

     Provision for Income Taxes. The provision for income taxes increased approximately $446,000 from $1.5 million in the 1998 Period to $2.0 million in the 1999 Period. The increase primarily was a result of the increase in pre-tax income of the Company from $3.7 million in the 1998 Period to $4.7 million in the 1999 Period. The Company's effective tax rate was 40.8% in the 1998 Period and 42.0% in the 1999 Period.

     Net Income. As a result of the foregoing, the Company's net income increased approximately $514,000 or 23.5% from $2.2 million in the 1998 Period to $2.7 million in the 1999 Period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)

Nine Months Ended August 31, 1999 (the "1999 Nine-Month Period") Compared to Nine Months Ended August 31, 1998 (the "1998 Nine-Month Period")

     Revenue, Net. Revenue, net increased $45.6 million or 53.8% from $84.8 million in the 1998 Nine-Month Period to $130.4 million in the 1999 Nine-Month Period. Of the increase, $11.0 million was related to expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers, and $34.6 million was due to revenues from companies acquired by the Company subsequent to August 31, 1998.

     Cost of Revenue. Cost of revenue increased $30.2 million or 52.8% from $57.2 million in the 1998 Nine-Month Period to $87.3 million in the 1999 Nine-Month Period. The increase was primarily attributable to higher costs due to increased business levels and to costs of revenue of acquired corporations which were not included in the 1998 Nine-Month Period. Cost of revenue decreased as a percentage of revenue, net from 67.4% in the 1998 Nine-Month Period to 66.9% in the 1999 Nine-Month Period, primarily reflecting less reliance on subcontractors, or "farm-outs," to service higher levels of business during peak periods as well as a reduction of costs for businesses acquired that were not previously integrated into the Company's operations.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased $10.7 million or 54.5% from $19.6 million in the 1998 Nine-Month Period to $30.3 million in the 1999 Nine-Month Period. The increase was largely due to the costs of additional personnel, increased marketing expenses and increased administrative expense in support of higher business levels and investment in infrastructure personnel and systems in the area of sales and marketing, technology, customer service and employee education and training. Selling, general and administrative expense increased as a percentage of revenue, net from 23.1% in the 1998 Nine-Month Period to 23.2% in the 1999 Nine-Month Period.

     Provision for Income Taxes. The provision for income taxes increased $1.7 million from $3.5 million in the 1998 Nine-Month Period to $5.2 million in the 1999 Nine-Month Period. The increase primarily related to the increase in pre-tax income of the Company from $8.5 million in the 1998 Nine-Month Period to $12.5 million in the 1999 Nine-Month Period. The Company's effective tax rate was 41.5% in the 1998 Nine-Month Period and 42.0% in the 1999 Nine-Month Period.

     Net Income. As a result of the foregoing, the Company's net income increased $2.2 million or 44.9% from $5.0 million in the 1998 Nine-Month Period to $7.2 million in the 1999 Nine-Month Period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(Continued)

Liquidity and Capital Resources

     Cash and cash equivalents increased approximately $40,000 during the 1999 Nine-Month Period from $14.5 million at November 30, 1998 to $14.5 million at August 31, 1999. Operating activities provided net cash of approximately $12.0 million during the 1999 Nine-Month Period compared to $5.1 million in the 1998 Nine-Month Period. The overall net increase in cash and cash equivalents at August 31, 1999 from November 30, 1998 primarily related to the cash from borrowings under the Credit Facility and net cash provided by chauffeured vehicle service operations offset by the use of such cash to acquire chauffeured vehicle service companies, purchase fixed assets and retire debt.

     Cash used in investing activities during the 1999 Nine-Month Period increased by $21.5 million over the 1998 Nine-Month Period. Cash of $6.2 million was used in the 1998 Nine-Month Period to acquire chauffeured vehicle service companies and purchase fixed assets, net of cash from sale of fixed assets, whereas $27.7 million of cash was used in the 1999 Nine-Month Period to acquire chauffeured vehicle service companies and purchase fixed assets, net of cash from sale of fixed assets.

     Cash provided by financing activities during the 1999 Nine-Month Period decreased by $11.5 million over the 1998 Nine-Month Period, primarily as a result of the issuance of common stock by the Company during the 1998 Nine-Month Period for net proceeds of $30.1 million compared to proceeds from notes payable of $20.2 million during the 1999 Nine-Month Period.

     At August 31, 1999, the Company had notes payable outstanding of $28.0 million, of which approximately $5.2 is to be repaid over the next 12 months.

     In January 1999, the Company entered into a new three-year Revolving Credit Facility consisting of an unsecured revolving line of credit of $75.0 million (the "Credit Facility"). The Credit Facility will be used for acquisitions and working capital. Loans made under the Credit Facility will bear interest at the Company's option at either the banks' prime lending rate or at a varying rate above the LIBOR rate, depending upon the ratio of the Company's debt to equity. Commitment fees equal to 0.325% per annum are payable on the unused portion of the Credit Facility. The terms of the Credit Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinated to the borrowings under the Credit Facility and (iii) require the Company to comply with certain financial covenants. As of August 31, 1999, the Company had borrowed $19.2 million under the Credit Facility.

     While there can be no assurance, and depending on the methods of financing and size of potential acquisitions, management believes that cash flow from operations, cash and cash equivalents and funds from the Credit Facility will be

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(Continued)


adequate to meet the Company's capital requirements for the next 12 months. While the Company has financed many acquisitions primarily with cash over the past twelve months, it may seek to finance future acquisitions by using common stock for a portion or all of the consideration to be paid.

     The Company is in the process of upgrading its central and subsidiary reservation systems as well as its financial and certain other computer software and hardware systems. The upgrades are expected to provide significant enhancements to the Company's customer service and management information capabilities along with increased opportunities for more efficient processing and distribution of information. The Company's program of enhancements and upgrades overlaps with its plans to address the Year 2000 Problem, as described in the following three paragraphs, and replaces the need for on-going investments in its current systems that would otherwise occur in the absence of the program of enhancements and upgrades. The Company is currently committed to or anticipates spending approximately $5 to $7 million over the next 12 to 18 months on designing, developing and deploying software and replacing or upgrading computer-related hardware as part of its program of enhancements and upgrades.

     The Year 2000 Problem, which is common to most corporations, concerns the inability of certain information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000 and beyond. While the Company anticipates that the upgrades referred to in the preceding paragraph will result in systems that are Year 2000 compliant, the Company has also developed and is implementing plans to address the possible exposures of its existing systems to the Year 2000 Problem. Key financial, management information and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and plans are in place for necessary systems modifications or replacements. Progress against these plans is monitored and reported to senior management on a regular basis. Implementation of necessary changes to critical systems is expected to be completed during fiscal 1999.

     Costs to remedy the Year 2000 Problem for certain key financial and operational systems are expected to total approximately $350,000, of which approximately 90% has been spent to date, and are charged to expense as incurred. The Company intends to remedy its Year 2000 Problem in its computer-related hardware and other commercially available software as part of its overall systems upgrade discussed above. The Company is also assessing the potential impact on operations if key third parties are not successful in making their systems Year 2000 compliant in a timely manner. The effect, if any, on the Company's results of operations if the Company's customers or its suppliers are not fully Year 2000 compliant is not reasonably estimable.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(Continued)

     The Company's emergency backup and recovery procedures to be followed in the event of a failure of a business-critical system will be expanded to include specific procedures for potential Year 2000 issues. Contingency plans in the event of a "worst case scenario" to protect the business from Year 2000-related interruptions are being developed and are expected to be complete by October 1999. The costs of such contingency plans have not yet been determined.

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

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit:

                    27 Financial Data Schedule (for the nine months ended August 31, 1999)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     Carey International, Inc.


Date: October 15, 1999               By: /s/ Vincent A. Wolfington
                                         -------------------------
                                     Vincent A. Wolfington
                                     Chairman, Chief Executive Officer


Date: October 15, 1999               By: /s/ David H. Haedicke
                                         ---------------------
                                     David H. Haedicke
                                     Executive Vice President,
                                     Chief Financial Officer

                                 EXHIBIT INDEX


NUMBER         DESCRIPTION

  27           Financial Data Schedule (for the nine months ended
               August 31, 1998 and 1999)