Form 10-K
period 1999-11-30
CAREY INTERNATIONAL INC
filed 2000-02-28
CIK 747201

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
  (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the fiscal year ended November 30, 1999

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from        to


                       Commission File Number 000-22551

                           CAREY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                52-1171965
      (State of incorporation or                    (I.R.S. Employer
             organization)                         Identification No.)

  4530 Wisconsin Avenue, NW, Fifth Floor                   20016
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. [_]

  As of February 24, 2000, an aggregate of 9,733,670 shares of Common Stock, par value $.01, were outstanding, and the aggregate market value of the Registrant's Common Stock held by non-affiliates was $166,065,147 based upon the last sale price of the Common Stock on the Nasdaq National Market on such date.

================================================================================

                                    PART 1

Item 1. Business

   Carey International, Inc. ("Carey" or the "Company") is one of the world's largest chauffeured vehicle service companies, providing services through a worldwide network of owned and operated companies, licensees and affiliates serving 480 cities in 75 countries. The "Carey" brand name has represented quality chauffeured vehicle services since the 1920's. The Company owns and operates its service providers in Boston, Chicago, Detroit, Hartford, Indianapolis, Jacksonville, London, Los Angeles, Miami, New York, Paris, Philadelphia, San Francisco, Stamford, Washington D.C. and West Palm Beach. In addition, the Company generates revenues from licensing the "Carey" name and providing central reservation, billing and sales and marketing services to its licensees. The Company's worldwide network also includes affiliates in locations in which the Company has neither owned and operated companies nor licensees. The Company has continued to enhance the development of its reservation and central billing systems and expand its worldwide service infrastructure. By leveraging its current infrastructure and position as a market leader, the Company intends to consolidate the highly fragmented chauffeured vehicle service industry through the acquisition of: (i) current Carey licensees, (ii) additional companies in markets in which the Company already owns and operates a chauffeured vehicle service company, and (iii) companies in other strategic markets in North America and Europe. The Company also intends to add to its global presence by establishing strategic alliances with companies in the Pacific rim of Asia and in Latin America.

  The Carey network utilizes chauffeured sedans, limousines, vans, minibuses and motorcoaches to provide services for airport pick-ups and drop-offs, inter-office transfers, business and association meetings, conventions, road shows, promotional tours, special events, incentive travel and leisure travel. Businesses and business travelers utilize the Company's services primarily as a management tool to achieve more efficient use of time and other resources.

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

 Market Overview

  The chauffeured vehicle service industry serves businesses in virtually all sectors of the economy. The Company believes that business customers are becoming increasingly sophisticated in their use of ground vehicle services and are demanding a broader array of airport or other destination site "meet-and-greet"services and other efficiency-enhancing services, as well as productivity tools in vehicles such as cellular telephones. Although there are other forms of transportation that compete with chauffeured vehicles, such as buses, jitney services, taxis, radio cars and rental cars, the Company believes that none of those forms of transportation provides the quality, dependability and value-added services of chauffeur-driven vehicles. The Company also believes that businesses place a premium on service providers that are able to coordinate the travel itinerary of each member of a large group over many locations with a single reservation and billing system.

 Business Strategy

  The Company's objective is to increase its profitability and its market share in the chauffeured vehicle service industry by implementing the following growth strategies:

    Expand Through Internal Growth. The Company intends to continue to generate internal growth by further enhancing its delivery of high quality service to its customers through automation and training initiatives, by further investment in its sales and marketing programs and by extending its services to new industry segments, such as group movement for meetings and special events.

    Expand Through Acquisitions. The Company believes that there are significant opportunities to acquire additional chauffeured vehicle service companies that would benefit from the capital and management resources that the Company can provide. Carey intends to acquire current Carey licensees, as well as additional chauffeured vehicle service companies both in markets in which the Company already owns and operates such a company and in other strategic regions in North America and Europe. Carey also intends to establish strategic alliances with companies in the Pacific rim of Asia and in Latin America. The Company has acquired 35 chauffeured vehicle service and related businesses since November 1991.

    Increase International Market Share. Approximately 12.4% of the Company's revenue, net was derived from services performed outside the United States during its fiscal year ended November 30, 1999. Of these international revenues, approximately 86.5% was generated by the Company's owned and operated businesses in London and Paris, approximately 11.8% was generated by the Company's international licensees and the remainder was generated by the Company's international affiliates. By enhancing its international presence, the Company expects to increase its revenues from providing chauffeured vehicle services to international travelers both visiting the United States and traveling abroad. Carey believes that its network can capture a significant portion of the growing international market for chauffeured vehicle services by intensifying its sales and marketing efforts, strengthening its relationship with significant domestic and international business travel arrangers, capitalizing on the capacity of the CIRS to operate on a global scale and acquiring or licensing additional chauffeured vehicle service companies and otherwise implementing the Carey system outside the United States.

    Expand Licensee Network Worldwide. The Company intends to expand its worldwide network and generate additional revenues from license and marketing fees by licensing additional chauffeured vehicle service companies in smaller markets that do not justify a Company-owned presence. Ultimately, as these less strategic markets grow in size and importance to the Company, the licensees in such markets may become acquisition candidates.

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

  Carey intends to pursue acquisitions that will allow the Company to own and operate chauffeured vehicle service companies in new geographic markets. The Company currently owns and operates chauffeured vehicle service companies in fifteen of the largest United States travel markets and in London and Paris, two of the largest European travel markets, and will seek to acquire Carey licensees in other significant travel markets in North America and Europe, and establish strategic alliances with companies in the Pacific rim of Asia and in Latin America. The Company's preference is to retain key management, operating and sales personnel of an acquired company in a new market in order to maintain continuity of operations and customer service.

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

  Carey has acquired 35 chauffeured vehicle service and related services companies since November 1991 and 20 such companies since December 1996. The following table lists, for each of the 20 companies acquired since December 1, 1996, the date of acquisition, the location of each acquired company and whether the acquired company was a licensee or affiliate of the Company, or other chauffeured vehicle service or related services company:

                              Acquisition History

                            December 1996--Present

      Date                                     Location         Acquired Company
      ----                                     --------         ----------------
      June 1997............................... New York, NY        Other
      October 1997............................ Indianapolis, IN    Affiliate
      October 1997............................ Los Angeles, CA     Affiliate
      December 1997........................... London, England     Other
      March 1998.............................. Boston, MA          Other
      April 1998.............................. Boston, MA          Licensee
      April 1998.............................. Miami, FL           Other
      May 1998................................ Boston, MA          Other
      July 1998............................... Chicago, IL         Licensee
      September 1998.......................... Chicago, IL         Other
      January 1999............................ Jacksonville, FL    Other
      January 1999............................ Miami, FL           Other
      March 1999.............................. Detroit, MI         Other
      March 1999.............................. Jacksonville, FL    Licensee
      June 1999............................... Stamford, CT        Other
      August 1999............................. Chicago, IL         Other
      August 1999............................. Paris, France       Other
      August 1999............................. Hartford, CT        Licensee
      August 1999............................. London, England     Other
      February 2000........................... Paris, France       Other

  The Company regularly reviews various strategic acquisition opportunities and periodically engages in discussions regarding such possible acquisitions. As a result of this review process, negotiations and acquisition agreements may occur from time to time if appropriate opportunities arise. As consideration for future acquisitions, the Company intends to use various combinations of shares of common stock, cash and notes. Some or all of such shares of common stock issued in connection with acquisitions may be registered under the Securities Act.

 Service Provider Network

  Carey's international network of owned and operated chauffeured vehicle service companies, licensees and affiliates, serving 480 cities in 75 countries, enables it to provide its customers chauffeured vehicles in virtually every significant travel market throughout the world. Carey believes that its network is the most extensive in the industry, and intends to expand the network by adding qualified licensees and affiliates in locations justifying new or expanded service. The Company believes that the trend toward globalization is opening more cities for business and personal travel around the world. The Company monitors and evaluates cities in which a demand for chauffeured vehicle services may warrant a "Carey" presence.

  The Company's network provides chauffeured vehicle services for airport pickups and drop-offs, inter-office transfers, business and association meetings, conventions, road shows, promotional tours, special events, incentive travel and leisure travel. The Company also offers its clients travel and tour planning services, "meet-and-greet" services, destination management and group movement coordination services, direct and central billing in U.S. dollars, and access to the Company's 24-hour worldwide computerized reservation system, the CIRS.

  The Company's fleet, primarily vehicles which are owned and operated by independent operators in the owned and operated locations, contains five types of vehicles: chauffeured sedans, limousines, vans, minibuses and motor coaches (some of which can carry up to 52 persons). In addition, the Company subcontracts from time to time for buses that can carry a greater number of passengers. The vehicles of the Company's licensees and affiliates in larger markets are similar to the Company's fleet, and in smaller markets generally consist of only chauffeured sedans and limousines. All vehicles are driven by uniformed professional chauffeurs, most of whom own the vehicles that they drive. Each such chauffeur drives a clean, late model vehicle with amenities important to the business traveler, such as cellular telephones and daily newspapers.

  Owned and Operated Companies. The Company owns and operates chauffeured vehicle service companies providing service to Boston, Chicago, Detroit, Hartford, Indianapolis, Jacksonville, London, Los Angeles, Miami, New York, Paris, Philadelphia, San Francisco, Stamford, Washington, D.C. and West Palm Beach. Revenue, net provided by these companies represented approximately 84.4% of the Company's revenue, net in fiscal 1998 and 87.4% in fiscal 1999.

  Licensees. The Company has 37 licensees serving 105 cities in the United States and 19 licensees serving 88 cities outside the United States, all of which operate under the Carey name. Revenue provided by the Company's licensees, including revenues from reservations billed centrally by the Company as well as licensing and marketing fees, represented approximately 13.7% and 11.1% of the Company's revenue, net in fiscal 1998 and 1999, respectively.

  The domestic license fee ranges from $10,000 to $75,000, depending upon the size of the market. The sum of the continuing fees paid by the domestic licensee varies, but annually is generally less than 10% of its revenues or, in some cases, less than 10% of an excess above a specified base. Substantially all candidates contracting with the Company as domestic licensees have been in business for at least 10 years prior to the grant of a license. The term of domestic license agreements entered into prior to January 1, 1996 is perpetual and subsequent to January 1, 1996 ranges from 5 to 15 years.

  International licensees historically have not paid annual license fees; rather, they have paid a commission on business referred to them. The term of an international license agreement usually is from year to year, although in a few cases it is perpetual. In 1999, the Company began entering into international license agreements having terms and conditions similar to its domestic license agreements.

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

  Affiliates. The Company utilizes affiliates to provide services to its clients in cities where the Company does not have Company-owned operations or licensees. Affiliates are not licensed to use the Carey name and do not pay license fees to the Company, but must meet the Company's quality standards in order to receive referred business. Pursuant to oral agreements between the Company and its affiliates, the Company is entitled to receive a commission of 15% to 20% of net vehicle revenues for all referred business. The Company's affiliates are located in 109 cities in the United States and 112 cities outside the United States. Revenue provided by the Company's affiliates represented approximately 1.0% of the Company's revenue, net in both fiscal 1998 and 1999.

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

  The CIRS can be accessed for up-to-date tariffs both in dollars and foreign currency for 480 cities throughout the world. Through the CIRS, the Company's reservation and customer service personnel have instant access to all rates, services offered, types of vehicles available and special airport greeting capabilities in each individual city. Individual customer profiles are maintained including vehicle and chauffeur preferences, frequent pick-up points, addresses and directions, billing requirements and account status.

  The CIRS is used to make arrangements for a broad range of business and consumer applications such as transportation to and from airports, association and industry meetings and functions, road shows, transportation related to incentive travel, boards of directors meetings and sight seeing tours. Special customer service facilities are available with direct phone lines, including a special service desk, executive VIP desk, international tour desk, special event desk and road show desk.

  The CIRS utilizes client/server architecture and proprietary software developed over a five-year period which allows constant input into a complex international network linking more than 75 countries. A primary strength of the CIRS is the reliability of its reporting and control systems which verify all reservations for complete information, customer service requirements and accounting authorizations. The CIRS also contains customers invoicing programs to allow central billing directly through the system for all services used worldwide. In addition, the system's ability to track reservations allows more accurate and detailed analysis for marketing purposes.

 Marketing, Sales and Customer Service

  The Company believes that "Carey," a registered service mark, is a highly recognized name in the chauffeured vehicle service and travel industries worldwide. The Company intends to continue to expand recognition of the "Carey" name through its marketing and promotional efforts. Carey has developed an extensive marketing program directed at both the travel arranger and the end user of chauffeured vehicle services. The program consists of directory listings, advertising, direct mail, public relations, cooperative promotional and joint marketing programs, attendance at and sponsorship of travel-related conventions and workshops and direct selling. The direct sales force serving the Company and its licensees currently consists of approximately 50 professionals.

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

  The Company's marketing program seeks to build upon brand name recognition, customer loyalty, service know-how, technology and strategic market relationship with other leaders in the travel and tourism industry, such as airlines, travel agencies, credit card companies and central reservation systems. The Company also is involved in promotional and cooperative agreements with, among others, American Express Platinum Card and Gold Card, Diner's Club "Club Chauffeur" program, British Airways, Air France and various cruise lines.

  The Company believes that the retention and expansion of existing business is as important as new sales. Carey has established a base of loyal customers in part by monitoring the standard of service through its quality assurance and customer service programs. To assure that the Company continues to provide consistently high quality and reliable service, Carey operates a five-part quality assurance program. The Company's quality assurance program utilizes survey cards that are sent to customers and travel arrangers. In excess of 90% of the quality assurance cards returned to Carey during the twelve-month period ended November 30, 1999 rated the Company's reservation services, chauffeurs and vehicles as "excellent." Carey's quality assurance program includes evaluations performed by an independent consultant to measure the quality of chauffeur services, the appearance of chauffeurs and vehicles and the availability of other amenities, such as cellular phones and daily newspapers.

 Independent Operators

  An important component of Carey's strategy involves the preferred use of independent operators rather than salaried chauffeurs operating Company-owned vehicles. An independent operator takes responsibility for owning, operating and maintaining his or her own vehicle. The Company believes that acting as an independent operator creates incentives for the chauffeur to become more productive, efficient and service-oriented, thereby increasing the profitability of the chauffeur and the Company. The objective of the Company's independent operator strategy is to instill in each chauffeur the sense of responsibility and dedication characteristic of an independent business owner.

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

  Each independent operator enters into an agreement with the Company to provide prompt and courteous service to the Company's customers with a properly maintained, late model vehicle consistent with the Company's standards. The cost of a new vehicle ranges from approximately $35,000 to $65,000, depending upon whether it is a sedan or a limousine and the features included in the vehicle. Each new independent operator agrees to pay an initial fee to the Company, acquire his or her vehicle and pay all of the maintenance and operating expenses of the vehicle, including gasoline. The independent operator agreements entered into by the Company prior to October 1999 generally provide for a term of 15 years, initial fees of $45,000 to $75,000 and an interest rate of 15.75% per year. Agreements entered into subsequent to September 1999 generally provide for a term of five years at a fixed monthly fee, rather than an initial fee and interest.

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

 Customers

  The Company's customer list exceeds 100,000 individuals and organizations that are dispersed across many different industries and geographic locations. No client accounted for more than 5% of the Company's revenue, net in 1999. The Company's major clients include companies in the airline, travel and related services, finance, manufacturing, pharmaceutical, insurance, publishing, oil and gas exploration, entertainment, tobacco and food and beverage industries.

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

 Employees and Independent Operators

  As of November 30, 1999, the Company had 1,206 full-time employees (361 of whom were chauffeurs) and 327 part-time employees (185 of whom were chauffeurs). As of November 30, 1999, the Company also had agreements with 1,067 independent operators. The Company is not a party to any collective bargaining agreement.

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

Item 2. Properties

  The Company leases approximately 19,000 square feet in Washington, D.C. for its executive and administrative offices and its central reservation capabilities. The lease expires in 2007. Of the 20 facilities occupied by the Company's owned and operated chauffeured vehicle and related service companies on November 30, 1999, 18 were leased and two were owned by the Company or its subsidiaries. The leased facilities range in size from 1,750 to 38,000 square feet and provide for annual minimum lease rentals ranging from $30,000 to $360,000, with the average approximating $80,000 a year. The owned facilities are located in Long Island City, New York and Alexandria, Virginia.

Item 3. Legal Proceedings

  The Company is from time to time a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year 1999.

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

                                                                 High      Low
                                                               --------  -------
   December 1, 1997 through February 28, 1998.................  $19.000  $13.750
   March 1, 1998 through May 31, 1998.........................   26.500   18.125
   June 1, 1998 through August 31, 1998.......................   29.875   15.500
   September 1, 1998 through November 30, 1998................   18.250   12.250

   December 1, 1998 through February 28, 1999.................   22.125   13.813
   March 1, 1999 through May 31, 1999.........................   20.000   13.250
   June 1, 1999 through August 31, 1999.......................   25.250   17.750
   September 1, 1999 through November 30, 1999................   25.375   19.625

  On February 24, 2000, the last reported sale price of the common stock was $17.625 and there were approximately 415 holders of record of common stock.

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

Item 6. Selected Financial Data

                     SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data as of November 30, 1995, 1996, 1997, 1998 and 1999 and for each of the five years in the period ended November 30, 1999 have been derived from the consolidated financial statements of the Company.

  The selected consolidated financial data of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this document.

                                       Fiscal Year Ended November 30,
                                  --------------------------------------------
                                   1995     1996     1997      1998     1999
                                  -------  -------  -------  -------- --------
                                    (In thousands, except per share data)
Consolidated Statement of Opera-
 tions Data(1):
  Revenue, net................... $48,969  $65,545  $86,378  $123,218 $191,058
  Cost of revenue................  33,027   43,649   57,890    81,973  128,345
                                  -------  -------  -------  -------- --------
  Gross profit...................  15,942   21,896   28,488    41,245   62,713
  Selling, general and
   administrative expense........  14,081   16,727   20,112    27,680   41,761
                                  -------  -------  -------  -------- --------
  Operating income...............   1,861    5,169    8,376    13,565   20,952
  Interest income (expense) and
   other income (expense), net...  (1,492)  (1,380)    (690)      727     (579)
                                  -------  -------  -------  -------- --------
  Income before provision for
   income taxes..................     369    3,789    7,686    14,292   20,373
  Provision for income taxes.....     271      294    3,163     5,941    8,606
                                  -------  -------  -------  -------- --------
  Net income..................... $    98  $ 3,495  $ 4,523  $  8,351 $ 11,767
                                  =======  =======  =======  ======== ========
  Net income per weighted average
   common share- basic (2)....... $  0.07  $  2.57  $  1.00  $   0.97 $   1.23
                                  =======  =======  =======  ======== ========
  Net income per weighted average
   common share- diluted (2)..... $  0.03  $  1.01  $  0.77  $   0.92 $   1.17
                                  =======  =======  =======  ======== ========
  Weighted average common shares-
   basic (2).....................   1,333    1,359    4,506     8,634    9,591
                                  =======  =======  =======  ======== ========
  Weighted average common shares-
   diluted (2)...................   2,817    3,794    6,137     9,094   10,057
                                  =======  =======  =======  ======== ========
                                   1995     1996     1997      1998     1999
                                  -------  -------  -------  -------- --------
Consolidated Balance Sheet Data:
  Working capital (deficit)...... $(1,948) $(2,188) $ 4,999  $ 13,737 $ 16,496
  Total assets...................  38,729   43,967   85,394   129,212  178,137
  Long-term debt and capital
   leases, less current
   maturities....................  14,502   12,039    4,132     2,457   26,497
  Deferred revenue (3)...........   4,726    6,181   13,396    15,085   14,858
  Total stockholders' equity.....   4,197    7,573   48,300    90,139  104,652

--------
(1) The results of operations of chauffeured vehicle service companies acquired by the Company have been included in the statement of operations data from their respective dates of acquisition.
(2) Net income per common share has been restated to comply with SFAS No. 128, Earnings per Share. See Note 2 to the Company's Consolidated Financial Statements.
(3) Represents the balance of the fees deferred in connection with independent operator agreements less amounts previously recognized. Such fees are recognized ratably over the terms of the agreements, which typically range from 10 to 20 years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

  The Company generates revenues primarily from chauffeured vehicle services provided by (i) Carey's owned and operated businesses and (ii) Carey's licensees and affiliates when services provided by such licensees and affiliates are billed through the Company's central reservation and billing system. In 1998 and 1999, approximately 84.4% and 87.8%, respectively, of the Company's revenue, net was generated by chauffeured vehicle services provided by the Company's owned and operated businesses, approximately 13.0% and 10.2%, respectively, was generated by chauffeured vehicle services provided by the Company's licensees and billed by the Company, and approximately 1.0% in both years was generated by chauffeured vehicle services provided by the Company's affiliates and billed by the Company. Carey also generates revenues from its licensees through fees (both initial and monthly) related to (i) licensing the use of its name and service mark, (ii) its central reservation and billing services and (iii) its marketing activities. In 1998 and 1999, approximately 1.6% and 1.0%, respectively, of the Company's revenue, net was generated from its licensees through such fees. To a lesser extent, the Company derives revenues from the payment of fees by independent operators. The Company recognizes revenues from these fees ratably over the terms of the independent operators' agreements with the Company, which typically range from 10 to 20 years.

  Cost of revenue primarily consists of amounts due to the Company's independent operators. The amount due to independent operators is a percentage (ranging from 60% to 70%) of the charges for services provided, net of discounts and commissions. Cost of revenue also includes payments to service providers unaffiliated with the Company ("farmouts") to whom the Company refers work when business levels exceed the capacity of independent operators and employed chauffeurs. Such amounts generally include the charges for services provided less referral fees ranging from 15% to 25% of net vehicle service revenue. Cost of revenue also includes amounts due to the Company's licensees and affiliates for chauffeured vehicle services provided by them and billed by the Company. Cost of revenue includes costs associated with owning and maintaining the vehicles owned by the Company, telecommunications expense, salaries and benefits for reservationists, marketing expenses for the benefit of licensees, and commissions due to travel agents and credit card companies.

  Selling, general and administrative expenses consist primarily of compensation and related benefits for the Company's officers and administrative personnel, marketing and promotional expenses for the Company's owned and operated chauffeured vehicle service companies, and professional fees, as well as amortization costs related to the intangible assets recorded in connection with the Company's acquisitions.

  In addition to internal growth from the Company's sales and marketing efforts, an important component in the Company's growth to date has been the acquisition of certain licensees and other chauffeured vehicle service companies. Since December 1, 1996, Carey has acquired twenty chauffeured vehicle service or related services companies. Nineteen of these acquisitions were made for cash, the issuance or assumption of notes and/or issuance of common stock and were accounted for using the purchase method of accounting. A substantial majority of the purchase price paid by the Company in each such acquisition represented goodwill or franchise rights (if a licensee was acquired). In addition, in October 1997, the Company completed a merger with a chauffeured vehicle service company in Indianapolis which was accounted for as a pooling-of-interests.

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

Results of Operations

  The following table sets forth, for the periods indicated, certain financial data for the Company expressed as a percentage of revenue, net.

                                           Fiscal Year Ended November 30,
                                          ----------------------------------
                                             1997        1998        1999
                                          ----------  ----------  ----------
Revenue, net.............................      100.0%      100.0%      100.0%
Cost of revenue..........................       67.0        66.5        67.2
                                          ----------  ----------  ----------
Gross profit.............................       33.0        33.5        32.8
Selling, general and administrative ex-
 pense...................................       23.3        22.5        21.8
                                          ----------  ----------  ----------
Operating income.........................        9.7        11.0        11.0
Interest and other income (expense),
 net.....................................       (0.8)       (0.6)        (0.3)
                                          ----------  ----------  ----------
Income before provision for income tax-
 es......................................        8.9        11.6        10.7
Provision for income taxes...............        3.7         4.8          4.5
                                          ----------  ----------  ----------
Net income...............................        5.2%        6.8%         6.2%
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------

Year Ended November 30, 1999 Compared to Year Ended November 30, 1998

  Revenue, Net. Revenue, net increased approximately $67.8 million or 55.1% from $123.2 million in 1998 to $191.1 million in 1999. Of the increase, approximately $20.9 million was contributed by existing operations as a result of expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers, and approximately $46.9 million was due to revenues of companies which were acquired.

  Cost of Revenue. Cost of revenue increased approximately $46.4 million or 56.6% from $82.0 million in 1998 to $128.3 million in 1999. The increase was primarily attributable to higher costs due to increased business levels and to cost of revenue of acquired businesses. Cost of revenue increased as a percentage of revenue, net from 66.5% in 1998 to 67.2% in 1999 as a result of reliance on farmouts to service peak periods of demand for the Company's services, the time required to assimilate acquired businesses, the service mix of which emphasized point-to-point service rather than all day assignments, and the timing of driver conversion and other transition activities in various acquisitions.

  Selling, General and Administrative Expense. Selling, general and administrative expense increased approximately $14.1 million or 50.9% from $27.7 million in 1998 to $41.8 million in 1999. The increase was largely due to higher administrative costs associated with additional personnel, increased marketing expenses and higher amortization of intangibles as a result of acquisitions. Selling, general and administrative expense decreased as a percentage of revenue, net from 22.5% in 1998 to 21.8% in 1999 as a result of an increase in revenue without a corresponding increase in administrative costs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  Interest Expense. Interest expense increased from approximately $566,000 in 1998 to $1.2 million in 1999, primarily as a result of the use of debt to fund acquisitions during 1999. Interest income decreased from $1.0 million in 1998 to approximately $406,000 in 1999, primarily as a result of the use of cash to fund acquisitions completed in mid 1998 through early 1999.


  Provision for Income Taxes. The provision for income taxes increased from $5.9 million in 1998 to $8.6 million in 1999. The increase was the result of the increase in income before the provision for income taxes of the Company. The Company's effective tax rate was 41.6% in 1998 and 42.2% in 1999.

  Net Income. As a result of the foregoing, the Company's net income increased from $8.4 million in 1998 to $11.8 million in 1999.

Year Ended November 30, 1998 Compared to Year Ended November 30, 1997

  Revenue, Net. Revenue, net increased approximately $36.8 million or 42.6% from $86.4 million in 1997 to $123.2 million in 1998. Of the increase, approximately $19.6 million resulted from expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers and approximately $23.0 million was due to revenues from companies acquired.

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

  Interest Expense. Interest expense decreased from $1.1 million in 1997 to approximately $566,000 in 1998, primarily as a result of the use of proceeds from the Company's 1997 initial public offering ("IPO") to repay outstanding debt and the conversion of subordinated and certain other debt to common stock in connection with the IPO.

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

Quarterly Results

  The following tables present unaudited quarterly financial information for 1997, 1998 and 1999. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the results for such quarters.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)



                                                        Quarter Ended
                                               -------------------------------
                                                            1997
                                               -------------------------------
                                               Feb. 28 May 31  Aug. 31 Nov. 30
                                               ------- ------- ------- -------
Revenue, net.................................. $15,595 $18,690 $22,932 $29,161
Gross profit..................................   5,126   6,495   7,574   9,293
Operating income..............................     912   1,990   2,022   3,452
Net income....................................     366   1,008   1,180   1,969
Net income per weighted average common share-
 basic........................................    0.27    0.67    0.16    0.26
Net income per weighted average common share-
 diluted......................................    0.11    0.26    0.15    0.25

                                                        Quarter Ended
                                               -------------------------------
                                                            1998
                                               -------------------------------
                                               Feb. 28 May 31  Aug. 31 Nov. 30
                                               ------- ------- ------- -------
Revenue, net.................................. $23,651 $30,800 $30,347 $38,421
Gross profit..................................   7,474  10,118  10,046  13,608
Operating income..............................   1,625   3,197   3,186   5,558
Net income....................................     917   1,888   2,186   3,361
Net income per weighted average common share-
 basic........................................    0.12    0.23    0.23    0.34
Net income per weighted average common share-
 diluted......................................    0.11    0.22    0.22    0.34

                                                        Quarter Ended
                                               --------------------------------
                                                             1999
                                               --------------------------------
                                               Feb. 28 May 31  Aug. 31  Nov. 30
                                               ------- ------- -------- -------
Revenue, net.................................  $36,440 $45,215 $ 48,776 $60,627
Gross profit.................................   12,037  15,397   15,679  19,599
Operating income.............................    2,805   5,094    4,893   8,160
Net income...................................    1,653   2,880    2,701   4,533
Net income per weighted average common share-
 basic.......................................     0.17    0.30     0.28    0.48
Net income per weighted average common share-
 diluted.....................................     0.17    0.29     0.27    0.45

                                                          Quarter Ended
                                                  ------------------------------
                                                               1997
                                                  ------------------------------
                                                  Feb. 29 May 31 Aug. 31 Nov. 30
                                                  ------- ------ ------- -------
Revenue, net.....................................   100%    100%   100%    100%
Gross profit.....................................  32.9    34.8   33.0    31.9
Operating income.................................   5.8    10.6    8.8    11.8
Net income.......................................   2.3%    5.4%   5.1%    6.8%

                                                          Quarter Ended
                                                  ------------------------------
                                                               1998
                                                  ------------------------------
                                                  Feb. 28 May 31 Aug. 31 Nov. 30
                                                  ------- ------ ------- -------
Revenue, net.....................................   100%    100%   100%    100%
Gross profit.....................................  31.6    32.8   33.1    35.4
Operating income.................................   6.9    10.4   10.5    14.5
Net income.......................................   3.9%    6.1%   7.2%    8.7%

                                                          Quarter Ended
                                                  ------------------------------
                                                               1999
                                                  ------------------------------
                                                  Feb. 28 May 31 Aug. 31 Nov. 30
                                                  ------- ------ ------- -------
Revenue, net.....................................   100%    100%   100%    100%
Gross profit.....................................  33.0    34.1   32.1    32.3
Operating income.................................   7.7    11.3   10.0    13.5
Net income.......................................   4.5%    6.4%   5.5%    7.5%

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

Liquidity and Capital Resources

  Cash and cash equivalents decreased approximately $5.9 million from $14.5 million at November 30, 1998 to $8.6 million at November 30, 1999. Operating activities provided net cash of $9.9 million during 1999. The overall net decrease in cash and cash equivalents in 1999 over 1998 primarily related to the use of cash to acquire chauffeured vehicle service companies, including vehicles, and to fund software development and purchase computer equipment and other fixed assets.

  Cash used in investing activities increased by $25.0 million over 1998. Cash of $8.2 million was used in 1998 to acquire chauffeured vehicle service companies, and purchase fixed assets, net of cash received from the sale of fixed assets, whereas $33.2 million of cash was used in 1999 to acquire chauffeured vehicle service companies, fund software development and purchase computer equipment and other fixed assets, net of cash received from the sale of vehicles.

  Cash provided by financing activities increased by $10.6 million over 1998, primarily as a result of borrowing to fund acquisitions and the issuance of common stock in connection with the Company's stock option plans, net of payments on borrowings.

  At November 30, 1999, the Company had debt outstanding of $28.1 million, approximately $3.0 million of which is to be repaid over the next 12 months.

  In January 1999, the Company entered into a new three-year Revolving Credit Facility consisting of an unsecured revolving line of credit of $75.0 million (the "Credit Facility"). The Credit Facility is used for acquisitions and working capital. Loans made under the Credit Facility bear interest, at the Company's option, at either the banks' prime lending rate or at a varying rate above the LIBOR rate, depending on the ratio of the Company's debt to equity. Committment fees equal to 0.375% per annum are payable on the unused portion of the Credit Facility. The terms of the Credit Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinated to borrowings under the Credit Facility and (iii) require the Company to comply with certain financial covenants.

  While there can be no assurance, and depending on the methods of financing and size of potential acquisitions, management believes that cash flow from operations, and funds from the Credit Facility will be adequate to meet the Company's capital requirements for the next 12 months. While the Company historically has financed many acquisitions primarily with cash, it may seek to finance future acquisitions by using common stock for a portion or all of the consideration to be paid.

  The Company is in the process of upgrading the CIRS and subsidiary reservation systems as well as its financial and certain other computer software and hardware systems. The upgrades are expected to provide significant enhancements to the Company's customer service and management information capabilities along with increased opportunities for more efficient processing and distribution of information. The Company's program of enhancements and upgrades overlapped with its plans to address the Year 2000 Problem, as described below, and replaced the need for on-going investments in its current systems that would otherwise have occurred in the absence of the program of enhancements and upgrades. The Company is currently committed to or anticipates spending approximately $6.0 to $8.0 million over the next 12 to 18 months on designing, developing and deploying software and replacing or upgrading computer-related hardware as part of its program of enhancements and upgrades. The Company also has undertaken an initiative to upgrade its web site on the world wide web and to integrate an e-commerce capability with its program of enchancements and upgrades. The Company anticipates spending approximately $2.0 to $3.0 million on these further initiatives over the next 12 to 18 months.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  The Year 2000 Problem, which is common to most corporations, concerns the inability of certain information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000 and beyond. The Company developed plans to address the possible exposures of its existing systems to the Year 2000 Problem. Key financial, management information and operational systems, including equipment with embedded microprocessors, were inventoried and assessed, and necessary systems modifications or replacements were made. All necessary changes to critical systems were completed during fiscal 1999. The Company experienced no problems in connection with the introduction of calendar year 2000 transactions to its operating, financial and other systems, nor has it experienced difficulties from the effect, if any, of the Year 2000 Problem on its customers and suppliers. Costs to the Company to remedy the Year 2000 Problem amounted to approximately $350,000.

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

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

Item 8. Financial Statements and Supplementary Data

                         Index to Financial Statements

Financial Statements                                                   Page No.
--------------------                                                   --------
Carey International, Inc. and Subsidiaries
Audited Consolidated Financial Statements
Report of Independent Accountants....................................      19
Balance Sheets as of November 30, 1998 and 1999......................      20
Statements of Operations for the years ended November 30, 1997, 1998
 and 1999............................................................      21
Statements of Changes in Stockholders' Equity for the years ended No-
 vember 30, 1997, 1998 and 1999......................................   22-23
Statements of Cash Flows for the years ended November 30, 1997, 1998
 and 1999............................................................      24
Notes to Consolidated Financial Statements...........................   25-39
Financial Statement Schedule
----------------------------
Schedule VIII Valuation and Qualifying Accounts......................      40

  All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

                       Report of Independent Accountants

To the Stockholders and Board of Directors of Carey International, Inc.:

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carey International, Inc. and subsidiaries at November 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Washington, D.C.
February 1, 2000

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             November 30,
                                                       -------------------------
                       ASSETS                              1998         1999
                       ------                          ------------ ------------
Cash and cash equivalents............................  $ 14,456,241 $  8,595,112
Accounts receivable, net of allowance for doubtful
 accounts of $736,000 in 1998 and $1,342,000 in
 1999................................................    17,864,127   32,418,038
Notes receivable from contracts, current portion.....     1,249,117    1,739,006
Prepaid expenses and other current assets............     1,291,508    1,630,597
                                                       ------------ ------------
  Total current assets...............................    34,860,993   44,382,753
Fixed assets, net of accumulated depreciation of
 $5,988,000 in 1998 and $8,429,000 in 1999...........    12,912,287   27,357,747
Notes receivable from contracts, excluding current
 portion.............................................     9,538,856    9,097,919
Franchise rights, net of accumulated amortization of
 $2,301,000 in 1998 and $2,754,000 in 1999...........    10,863,968   11,404,942
Trade name, trademark and contract rights, net of ac-
 cumulated amortization of $1,355,000 in 1998 and
 $1,547,000 in 1999..................................     6,305,359    6,110,806
Goodwill and other intangible assets, net of accumu-
 lated amortization of $2,857,000 in 1998 and
 $5,180,000 in 1999..................................    53,273,552   76,970,670
Deposits and other assets............................     1,456,871    2,812,200
                                                       ------------ ------------
  Total assets.......................................  $129,211,886 $178,137,037
                                                       ============ ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current portion of notes payable.....................  $  2,652,754  $ 3,013,887
Current portion of capital leases....................       384,511      583,883
Accounts payable and accrued expenses................    18,086,507   24,289,337
                                                       ------------ ------------
  Total current liabilities..........................    21,123,772   27,887,107
Notes payable, excluding current portion.............     1,665,194   25,070,544
Capital leases, excluding current portion............       792,143    1,426,422
Deferred income taxes and other long-term liabili-
 ties................................................       406,835    4,242,372
Deferred revenue.....................................    15,085,118   14,858,375
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   1,000,000 shares, none issued and outstanding.....            -            -
  Common stock, $0.01 par value; authorized
   20,000,000 shares; issued and outstanding
   9,463,614 in 1998 and 9,680,380 shares in 1999...         94,636       96,804
  Additional paid-in capital.........................    78,668,859   81,509,395
  Retained earnings..................................    11,375,329   23,046,018
                                                       ------------ ------------
  Total stockholders' equity.........................    90,138,824  104,652,217
                                                       ------------ ------------
  Total liabilities and stockholders' equity.........  $129,211,886 $178,137,037
                                                       ============ ============

   The accompanying notes are an integral part of the consolidated financial statements

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years ended November 30,
                                      ----------------------------------------
                                         1997          1998          1999
                                      -----------  ------------  -------------
Revenue, net........................  $86,378,313  $123,218,301  $ 191,057,863
Cost of revenue.....................   57,890,393    81,973,011    128,345,134
                                      -----------  ------------  -------------
  Gross profit......................   28,487,920    41,245,290     62,712,729
Selling, general and administrative
 expense............................   20,111,590    27,680,111     41,760,548
                                      -----------  ------------  -------------
  Operating income..................    8,376,330    13,565,179     20,952,181
Other income (expense):
  Interest expense..................   (1,141,946)     (566,432)    (1,160,526)
  Interest income...................      231,384     1,040,623        405,938
  Gain on sales of fixed assets.....      220,004       252,322        175,483
                                      -----------  ------------  -------------
  Income before provision for income
   taxes............................    7,685,772    14,291,692     20,373,076
Provision for income taxes..........    3,162,282     5,940,846      8,605,680
                                      -----------  ------------  -------------
  Net income........................  $ 4,523,490  $  8,350,846  $  11,767,396
                                      ===========  ============  =============
Net income per weighted average com-
 mon share-basic....................  $      1.00  $       0.97  $        1.23
                                      ===========  ============  =============
Net income per weighted average com-
 mon share-diluted..................  $      0.77  $       0.92  $        1.17
                                      ===========  ============  =============
Weighted average common shares-ba-
 sic................................    4,506,108     8,634,239      9,590,546
                                      ===========  ============  =============
Weighted average common shares-di-
 luted..............................    6,137,418     9,093,632     10,056,530
                                      ===========  ============  =============
Pro forma net income per common
 share-basic........................  $      0.81
                                      ===========
Pro forma net income per common
 share-diluted......................  $      0.76
                                      ===========
Pro forma weighted average common
 shares-basic.......................    5,819,145
                                      ===========
Pro forma weighted average common
 shares-diluted.....................    6,180,773
                                      ===========


   The accompanying notes are an integral part of the consolidated financial statements

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                         Series A   Series B  Series F   Series G
                                         preferred  preferred preferred  preferred
                                           stock      stock     stock      stock
                                         ---------  --------- ---------  ---------
Balance at November 30, 1996...........  $420,700    $95,800  $100,000   $498,900
Issuance of common stock and
 redemption of preferred stock under
 Recapitalization Plan.................  (420,700)   (95,800) (100,000)  (498,900)
Issuance of common stock in initial
 public offering.......................        -          -         -          -
Issuance of common stock in purchases
 of chauffeured vehicle companies......        -          -         -          -
Issuance of common stock under
 option plans..........................        -          -         -          -
Conversion of debt for common stock....        -          -         -          -
Payment of common stock dividends......        -          -         -          -
Currency translation gain..............        -          -         -          -
Net income.............................        -          -         -          -
                                         --------    -------  --------   --------
Balance at November 30, 1997...........        -          -         -          -
Issuance of common stock in
 public offering.......................        -          -         -          -
Issuance of common stock in purchase of
 chauffeured vehicle companies.........        -          -         -          -
Issuance of common stock under
 option plans..........................        -          -         -          -
Currency translation loss..............        -          -         -          -
Net income.............................        -          -         -          -
                                         --------    -------  --------   --------
Balance at November 30, 1998...........        -          -         -          -
Issuance of common stock in purchase of
 chauffeured vehicle companies.........        -          -         -          -
Issuance of common stock under
 option and other stock plans..........        -          -         -          -
Currency translation loss..............        -          -         -          -
Net income.............................        -          -         -          -
                                         --------    -------  --------   --------
Balance at November 30, 1999...........  $     -     $    -   $     -    $     -
                                         ========    =======  ========   ========


   The accompanying notes are an integral part of the consolidated financial statements

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          Retained
                            Common Stock    Additional    earnings        Total
                          -----------------   paid-in   (accumulated  stockholders'
                           Shares      $      capital     deficit)       equity
                          --------- ------- ----------- ------------  -------------
Balance at November 30,
 1996...................  1,377,556 $13,776 $ 7,841,371 $(1,397,463)  $  7,573,084
Issuance of common stock
 and redemption of
 preferred stock under
 Recapitalization Plan..  2,560,071  25,601   2,853,841          -       1,764,042
Issuance of common stock
 in initial public
 offering...............  3,335,000  33,350  30,580,511          -      30,613,861
Issuance of common stock
 in purchases of
 chauffeured vehicle
 companies..............    292,066   2,920   3,397,080          -       3,400,000
Issuance of common stock
 under option plans.....     17,207     172      53,514          -          53,686
Conversion of debt for
 common stock...........     48,107     481     447,019          -         447,500
Payment of common stock
 dividends..............         -       -           -     (101,857)      (101,857)
Currency translation
 gain...................         -       -           -       26,418         26,418
Net income..............         -       -           -    4,523,490      4,523,490
                          --------- ------- ----------- -----------   ------------
Balance at November 30,
 1997...................  7,630,007  76,300  45,173,336   3,050,588     48,300,224
Issuance of common stock
 in public offering.....  1,450,000  14,500  29,357,385          -      29,371,885
Issuance of common stock
 in purchase of
 chauffeured vehicle
 companies..............    182,535   1,825   3,491,970          -       3,493,795
Issuance of common stock
 under option plans.....    201,072   2,011     646,168          -         648,179
Currency translation
 loss...................         -       -           -      (26,105)       (26,105)
Net income..............         -       -           -    8,350,846      8,350,846
                          --------- ------- ----------- -----------   ------------
Balance at November 30,
 1998...................  9,463,614 $94,636 $78,668,859 $11,375,329   $ 90,138,824
Issuance of common stock
 in purchase of
 chauffeured vehicle
 companies..............     65,216     652   1,108,263          -       1,108,915
Issuance of common stock
 under option and other
 stock plans............    151,550   1,516   1,732,273          -       1,733,789
Currency translation
 loss...................         -       -           -      (96,707)       (96,707)
Net income..............         -       -           -   11,767,396     11,767,396
                          --------- ------- ----------- -----------   ------------
Balance at November 30,
 1999...................  9,680,380 $96,804 $81,509,395 $23,046,018   $104,652,217
                          ========= ======= =========== ===========   ============

   The accompanying notes are an integral part of the consolidated financial statements

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years ended November 30,
                                          -------------------------------------
                                             1997         1998         1999
                                          -----------  -----------  -----------
Cash flows from operating activities:
  Net income............................  $ 4,523,490  $ 8,350,846  $11,767,396
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization of
     fixed assets.......................    2,039,968    2,465,736    3,977,198
    Amortization of intangible assets...    1,313,456    1,944,983    3,112,534
    Gain on sales of fixed assets.......     (220,004)    (252,322)    (175,483)
    Provision for deferred income
     taxes..............................      799,650    1,027,357    3,746,239
  Change in operating assets and
   liabilities, net of assets acquired
   and liabilities assumed in business
   combinations:
      Accounts receivable...............   (5,234,779)    (356,679) (11,629,949)
      Notes receivable from contracts...   (1,063,192)  (1,953,370)    (218,910)
      Prepaid expenses, deposits and
       other assets.....................     (912,875)    (278,066)    (918,049)
      Accounts payable and accrued
       expenses.........................      542,789   (1,040,084)     338,921
      Deferred revenue..................      565,997    1,689,014     (226,743)
      Other long-term liabilities.......    1,082,296   (1,152,757)      89,298
                                          -----------  -----------  -----------
        Net cash provided by operating
         activities.....................    3,436,796   10,444,658    9,862,452
                                          -----------  -----------  -----------
Cash flows from investing activities:
  Proceeds from sale of fixed assets....    1,486,780    1,841,962    2,292,429
  Purchases of fixed assets.............   (4,089,417)  (4,473,830) (14,093,858)
  Partial redemption of investment......           -       100,000           -
  Acquisitions of chauffeured vehicle
   service companies....................   (8,396,017)  (5,647,427) (21,351,423)
                                          -----------  -----------  -----------
        Net cash used in investing
         activities.....................  (10,998,654)  (8,179,295) (33,152,852)
                                          -----------  -----------  -----------
Cash flows from financing activities:
  Principal payments under capital lease
   obligations..........................     (237,359)  (1,039,709)    (978,756)
  Principal payments of notes payable...  (19,164,223) (22,122,879)  (6,367,011)
  Proceeds from notes payable...........    2,704,162           -    23,041,249
  Issuance of common stock..............   30,842,778   30,020,064    1,733,789
  Payments under Recapitalization.......   (4,015,952)          -            -
  Common stock dividends................     (101,857)          -            -
                                          -----------  -----------  -----------
        Net cash provided by financing
         activities.....................   10,027,549    6,857,476   17,429,271
                                          -----------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents............................    2,465,691    9,122,839   (5,861,129)
Cash and cash equivalents at beginning
 of year................................    2,867,711    5,333,402   14,456,241
                                          -----------  -----------  -----------
Cash and cash equivalents at end of
 year...................................  $ 5,333,402  $14,456,241  $ 8,595,112
                                          ===========  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and organization

 General

  Carey International, Inc. (the "Company") is one of the world's largest chauffeured vehicle service companies, providing services through a worldwide network of owned and operated companies, licensees and affiliates serving 480 cities in 75 countries. The Company owns and operates service providers in the form of wholly-owned subsidiaries in: Boston, Chicago, Detroit, Hartford, Indianapolis, Jacksonville, London, Los Angeles, Miami, New York, Paris, Philadelphia, San Francisco, Stamford, Washington, D.C. and West Palm Beach. In addition, the Company generates revenues from licensing the "Carey" name, and from providing central reservations, billing, sales and marketing services to its licensees. The Company's worldwide network also includes affiliates in locations in which the Company has neither owned and operated locations nor licensees. The Company provides central reservations and billing services to such affiliates.

 Acquisitions

  The Company is engaged in a program of acquiring chauffeured vehicle service businesses. Such acquisitions include unrelated chauffeured vehicle service businesses, some of which may be in cities in which the Company has owned and operated service providers, licensees operating under the Carey trade name and service mark and affiliates of the Company. In 1997, the Company acquired chauffeured vehicle service companies in New York, Los Angeles, and Indianapolis. In 1998, the Company acquired chauffeured vehicle service companies in West Palm Beach, Boston and Chicago. In 1999, the Company acquired chauffeured vehicle service and other companies in Chicago, Detroit, Hartford, Jacksonville, London, Miami, Paris and Stamford.

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

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and cash equivalents

  The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

 Notes receivable from contracts

  An important component of the Company's operating strategy involves the preferred use of non-employee, independent operators chauffeuring their own vehicles rather than employee chauffeurs operating Company-owned vehicles.

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

  Until October 1999, each new operator agreed to pay a one-time fee ranging from $45,000 to $75,000 to the Company under the terms of the Standard Independent Operator Agreement (See "Revenue recognition"). The Company typically received a promissory note from the independent operator as payment for the one-time fee under the terms of the Standard Independent Operator Agreement (see Note 4) and recorded the note in notes receivable from contracts. In October 1999, the Company adopted a revised Standard Independent Operator Agreement under which a one-time fee is no longer required but which requires a specified monthly fee over the five-year life of the agreement.

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

 Fixed assets

  Furniture, equipment, vehicles and leasehold improvements are stated at cost. Equipment under capital leases is stated at the lower of the present value of minimum lease payments or the fair market value of the equipment at the inception of the lease. Depreciation on furniture, equipment, vehicles and leasehold improvements is calculated on the straight-line method over the estimated useful lives of the assets, generally three to five years. The buildings owned by the Company are depreciated over 40 years on a straight-line basis. Sales and retirements of fixed assets are recorded by removing the cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in results of operations.

  The Company capitalizes internal as well as external software development costs relating to computerized systems which include applications for reservations, dispatch, billing and accounting functions. Amortization of these costs occurs over their estimated economic life of 5-7 years and commences upon the successful deployment of the software.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

 Intangible assets

  Effective September 1, 1991, the Company acquired the Carey name and service mark and the contract rights to all royalty fee payments by various Carey licensees for a purchase price of $7 million. These assets are being amortized over 40 years.

  The Company has acquired chauffeured vehicle service companies, all but one of which have been accounted for as purchases. For each licensee of the Company that is acquired, the excess of cost over the fair market value of the net assets acquired is allocated to franchise rights in the balance sheet. With respect to acquired businesses which are not licensees of the Company, the excess of cost over the net assets acquired is allocated to goodwill. Goodwill and franchise rights are amortized over 30 years using the straight-line method. Such amortization is included in selling, general and administrative expense in the statement of operations. The Company evaluates the recoverability of its intangible assets at least annually by comparing estimated undiscounted cash flows over the remaining amortization periods to the unamortized net book value of the intangible assets. This determination is based on an evaluation of such factors as the occurrence of a significant change in the environment in which the business operates or the expected future net cash flows (undiscounted and without interest). There have been no adjustments to the carrying value of intangible assets resulting from these evaluations.

 Revenue recognition

  Chauffeured vehicle services-The Company's principal source of revenue is from chauffeured vehicle services provided by its operating subsidiaries. Such revenue, net of discounts, is recorded when such services are provided. The Company, through the Carey International Reservation System ("CIRS"), has a central reservation system capable of booking reservations on behalf of its licensees and affiliates. Under most circumstances, central reservations are billed by the Company to the customer when the Company receives a service invoice from the licensee or affiliate that provided the service. At such time, the Company also records the gross revenue for the transaction.

  Fees from licensees and affiliates-The Company charges an initial license fee under its domestic license agreement and records the fee as revenue on signing of the agreement. The Company also charges its domestic licensees monthly franchise and marketing fees equal to stated percentages of monthly revenues, as defined in the licensing agreement. Monthly fees to domestic licensees are generally less than 10% of the licensee's monthly revenues. The Company records such fees as revenues as they are charged to the licensees.

  International licensees and the Company's domestic and international affiliates historically have not paid fees to the Company, but have instead given a discount on business referred to them through CIRS. Such discounts reduce the amount of the charges to the Company from such licensees and affiliates for services provided to customers whose reservations have been booked and invoiced centrally by the Company.

  Independent operator fees-The Company enters into contracts with independent operators ("Standard Independent Operator Agreements") to provide chauffeured vehicle services exclusively to the Company's customers. For independent operator agreements executed prior to October 1999, the Company deferred revenue equal to the amount of the one-time fees charged to the independent operator and recognizes the fees as revenue over the terms of the contracts, or over 20 years for perpetual contracts. Upon termination of an independent operator agreement, the remaining deferred revenue associated with the specific contract, less any amount due from the independent operator deemed uncollectible, is recognized as revenue. Agreements entered into subsequent to September 1999 generally provide for a fixed monthly fee, recognized as revenue each month, over a five-year term.

 Income taxes

  The provision for income taxes includes income taxes currently payable and the change during the year in the net deferred tax liabilities or assets. Deferred income tax liabilities and assets are determined based on

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES the differences between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the net deferred tax asset, if any, to a level which, more likely than not, will be realized.

 Net income per common share

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Previously presented earnings per share data for the year ended November 30, 1997 have been restated to conform with the provisions of FAS 128.

  Consistent with Staff Accounting Bulletin IB-2, the Company has recalculated the historical weighted average of common shares outstanding and net income per common share for 1997 to give effect to the Recapitalization (see Note
16). The recalculated pro forma net income per common share is determined by
(i) adjusting net income available to common shareholders to reflect the elimination of interest expense, net of taxes, resulting from the conversion of $4,867,546 of subordinated debt into common stock and (ii) increasing the weighted average common shares by the number of common shares resulting from the conversion of such debt, as well as the partial conversion of the Series A Preferred Stock.

 Stock-based Compensation

  In October 1995, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation. SFAS 123 allows companies to either account for stock-based compensation under the fair value method of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. The Company has continued to apply the provisions of APB 25 and has provided pro forma disclosure in the notes to the financial statements (see Note 14).

 Foreign operations

  The consolidated financial statements include foreign assets, liabilities, revenues and operating profit of $18.3 million, $8.0 million, $20.3 million and $3.0 million, respectively, as of and for the year ended November 30, 1999. The consolidated financial statements include foreign assets, liabilities, revenues and operating profit of $6.8 million, $3.9 million, $11.2 million and $1.1 million, respectively, as of and for the year ended November 30, 1998. Assets, liabilities, revenues and operating profit relating to the Company's foreign operations do not exceed 10% in any given country. The net effects of foreign currency transactions reflected in operations were immaterial. Assets and liabilities of the Company's foreign operations are translated into United States dollars using exchange rates in effect at the balance sheet date and results of operations items are translated using the average exchange rate prevailing throughout the period.

3. Fees from licensees

  The total of all domestic license fees, franchises fees and marketing fees earned in each of 1997, 1998 and 1999 was $2,479,503, $1,776,541 and
$1,536,114, respectively. Amounts due from licensees of $270,916 and $164,193 at November 30, 1998 and 1999, respectively, are included in accounts receivable in the consolidated balance sheets of the Company.

4. Transactions with independent operators

  The Company recorded approximately $1.8 million, $3.3 million and $2.7 million in 1997, 1998 and 1999, respectively, as deferred revenue relating to fees from new agreements with independent operators. Amounts of deferred revenue recognized as revenues in 1997, 1998 and 1999 were approximately $.9 million, $1.2 million and $1.3 million, respectively.

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

  Notes receivable from contracts include approximately $10,589,000 and $10,798,000 at November 30,1998 and 1999, respectively, for amounts due from independent operators.

5. Fixed assets

  Fixed assets consist of the following:

                                                             November 30,
                                                        -----------------------
                                                           1998        1999
                                                        ----------- -----------
   Vehicles............................................ $ 6,235,903 $13,492,718
   Software development costs..........................   4,850,973  12,120,587
   Equipment...........................................   4,105,400   5,506,154
   Furniture...........................................   1,426,578   1,934,431
   Leasehold improvements..............................     696,166     981,320
   Land and building...................................   1,585,064   1,751,649
                                                        ----------- -----------
                                                         18,900,084  35,786,859
   Less accumulated depreciation and amortization......   5,987,797   8,429,112
                                                        ----------- -----------
   Net fixed assets.................................... $12,912,287 $27,357,747
                                                        =========== ===========

  The Company is obligated under various vehicle and equipment capital leases.
Vehicles and equipment under capital leases included in fixed assets are as follows:

                                                             November 30,
                                                        -----------------------
                                                           1998        1999
                                                        ----------- -----------
   Equipment........................................... $ 1,185,368 $ 1,046,204
   Vehicles............................................   1,310,913   2,284,556
                                                        ----------- -----------
                                                          2,496,281   3,330,760
   Less accumulated amortization.......................   1,253,301     748,319
                                                        ----------- -----------
                                                        $ 1,242,980  $2,582,441
                                                        =========== ===========

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

6. Notes payable

  Notes payable consist of the following:

                                                              November 30,
                                                         ----------------------
                                                            1998       1999
                                                         ---------- -----------
Revolving Credit Facility with four banks, dated Janu-
 ary 15, 1999, consisting of an unsecured revolving
 line of credit of $75.0 million (the "Credit Facili-
 ty"). The Credit Facility is used for acquisitions and
 working capital. Loans made under the Credit Facility
 bear interest, at the Company's option, at either the
 banks' prime lending rate (8.5% at November 30, 1999
 and 8.0% at November 30, 1998), or at a varying rate
 above the LIBOR rate, depending on the ratio of the
 Company's debt to equity. Commitment fees equal to
 0.375% per annum are payable on the unused portion of
 the revolving line of credit. Prior to the third anni-
 versary of the Credit Facility, outstanding balances
 under the Credit Facility may be extended for two suc-
 cessive one year terms upon mutual consent of the par-
 ties..................................................  $       -  $20,906,688
Note payable to bank, with an interest rate of LIBOR
 plus 1.95% (9.512% at November 30, 1998 and 7.2% at
 November 30, 1999) payable in quarterly principal and
 interest installments of approximately $70,000........   1,061,276     814,026
Various installment notes payable, with interest rates
 ranging from 7.75% to 14.5%, collateralized by certain
 vehicles and equipment of the Company's subsidiaries;
 principal and interest are payable monthly over 36 to
 48-month terms........................................     869,043   4,415,798
Notes payable to bank, dated December 1, 1997, at the
 prime rate plus 1.0% per annum which matured on Novem-
 ber 30, 1999. The notes were collateralized by certain
 vehicles..............................................     206,519          -
Notes payable to bank, with interest at a fixed rate of
 9.25% and various payment terms. The notes require
 monthly principal and interest payments of approxi-
 mately $7,800. The notes are collateralized by vehi-
 cles..................................................     313,980     225,057
Installment notes payable to sellers under acquisition
 agreements dated various dates from September 30, 1993
 to August 21, 1999. Interest rates range from 5.0% to
 8.5%. Interest is generally payable monthly. Principal
 is payable in varying installments....................     315,206   1,330,206
Note payable to sellers due and paid January 1, 1999,
 with interest at 7.5%.................................   1,000,000          -
Note payable to seller due and paid in April 1999, with
 interest at 8.0%......................................     148,250          -
Note payable to bank, dated May 10, 1996,
 collateralized by certain land and building; monthly
 payments of $3,863 of principal and interest are due
 through April 10, 2001 and a balloon payment of
 $375,468 is due on May 10, 2001. Interest fixed at
 8.75%.................................................     403,674     392,656
                                                         ---------- -----------
Total notes payable....................................   4,317,948  28,084,431
Less current portion of notes payable..................   2,652,754   3,013,887
                                                         ---------- -----------
Notes payable, excluding current portion...............  $1,665,194 $25,070,544
                                                         ========== ===========

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

  Future annual principal payments on all notes payable at November 30, 1999 are as follows:

      Year ending November 30:
      ------------------------
      2000............................................  $ 3,013,887
      2001............................................    2,386,494
      2002............................................   22,218,588
      2003............................................      465,462
                                                        -----------
                                                        $28,084,431
                                                        ===========

  Certain loan agreements contain restrictive covenants relating to interest coverage and total debt outstanding, maintenance of minimum net worth and capital expenditures, and prohibit the payment of dividends on the Company's common and preferred stock. Also, with certain exceptions, the Company is prevented from incurring or assuming other indebtedness that is not subordinated to borrowings under the Credit Facility.

  The carrying value of notes payable approximates the current value of the notes payable at November 30, 1999. Interest paid during the years ended
November 30, 1997, 1998, and 1999 was approximately $1,274,000, $555,000 and
$1,123,000 respectively.

7. Leases

  The Company has several noncancellable leases, primarily for office space and equipment, that expire over the next five years. Certain of the Company's facilities are under operating leases which provide for rent adjustments based on increases in defined indexes, such as the Consumer Price Index. These agreements also typically include renewal options.

  Future minimum lease payments under noncancellable operating leases and the present value of future minimum capital lease payments as of November 30, 1999 are as follows:

                                                          Capital    Operating
      Year ending November 30                             leases      leases
      -----------------------                           ----------- -----------
      2000............................................  $   765,282 $ 3,793,195
      2001............................................      602,637   3,191,741
      2002............................................      975,673   1,936,737
      2003............................................      136,086   1,353,464
      2004............................................           -      957,696
      Thereafter......................................           -    2,852,879
                                                        ----------- -----------
      Total minimum lease payments....................    2,479,678 $14,085,712
                                                                    ===========
      Less amount representing interest (at rates
       ranging from 9% to 12%)........................      469,373
                                                        -----------
      Present value of net minimum capital lease pay-
       ments..........................................    2,010,305
      Less current portion of obligations under capi-
       tal leases.....................................      583,883
                                                        -----------
      Obligations under capital leases, excluding cur-
       rent portion...................................  $ 1,426,422
                                                        ===========

  During the years ended November 30, 1997, 1998 and 1999, the Company recognized $278,218, $310,223 and $617,286, respectively, of sublease rental revenue under vehicle sublease arrangements with independent operators and others.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

  During the years ended November 30, 1997, 1998 and 1999, the Company entered into capital lease obligations of $875,187, $186,397 and $1,529,214, respectively, related to the acquisition of vehicles and equipment.

  Total rental expense for operating leases in 1997, 1998 and 1999 was $2,103,037, $3,555,944 and $6,496,305, respectively.

8. Accounts payable and accrued expenses

  Accounts payable and accrued expenses include the following:

                                                  November 30,
                                             -----------------------
                                                1998        1999
                                             ----------- -----------
Trade accounts payable...................... $10,800,691 $14,979,488
Federal taxes payable.......................          -    2,155,579
Accrued expenses and other liabilities......   6,718,737   6,795,948
Gratuities payable..........................     567,079     358,322
                                             ----------- -----------
                                             $18,086,507 $24,289,337
                                             =========== ===========

9. Income taxes

  The provision for income taxes is composed of the following:

                                                        November 30,
                                             ----------------------------------
                                                1997        1998        1999
                                             ----------- ----------- ----------
Federal:
  Current................................... $ 1,967,356 $ 3,999,443 $3,175,229
  Deferred..................................     794,593     793,737  3,164,307
                                             ----------- ----------- ----------
                                               2,761,949   4,793,180  6,339,536
                                             ----------- ----------- ----------
State and local:
  Current...................................     253,896     558,193    674,612
  Deferred..................................       5,057     233,620    581,932
                                             ----------- ----------- ----------
                                                 258,953     791,813  1,256,544
                                             ----------- ----------- ----------
Foreign
  Current...................................     141,380     355,853  1,009,600
                                             ----------- ----------- ----------
Total income tax provision.................. $ 3,162,282 $ 5,940,846 $8,605,680
                                             =========== =========== ==========

  The Company's tax provision for the years ended November 30, 1997, 1998 and 1999, respectively, differs from the statutory rate for federal income taxes as a result of the tax effect of the following factors:

                                                  Years ended November 30,
                                                  ----------------------------
                                                   1997      1998       1999
                                                  --------  --------  --------
Statutory rate...................................     34.0%     34.0%     34.0%
State income tax, net of federal benefit.........      3.4       5.5       6.2
Goodwill amortization............................      1.0       1.0        .7
Non-deductible life insurance....................       .4        -         -
Meals and entertainment expenses.................       .6        .7        .5
Other............................................      1.7        .4        .8
                                                  --------  --------  --------
                                                      41.1%     41.6%     42.2%
                                                  ========  ========  ========

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

  The source and tax effects of temporary differences are composed of the following:

                                                           November 30,
                                                      ------------------------
                                                         1998         1999
                                                      -----------  -----------
   Allowance for bad debts........................... $        -   $   199,000
   Acquired net operating losses.....................   2,662,000    1,350,000
   Capital loss carryforward.........................      74,000       74,000
   Deferred revenue..................................   3,007,000    3,137,000
   Other.............................................     131,000           -
                                                      -----------  -----------
   Gross deferred tax assets.........................   5,874,000    4,760,000
   Valuation allowance...............................  (2,736,000)  (1,424,000)
                                                      -----------  -----------
                                                        3,138,000    3,336,000
                                                      -----------  -----------
   Allowance for bad debts...........................    (102,000)          -
   Fixed assets......................................                 (178,000)
   Amortization of intangible assets.................  (2,035,000)  (2,746,000)
   Software development costs........................  (1,279,000)  (3,759,000)
   Other.............................................          -      (496,000)
                                                      -----------  -----------
   Gross deferred tax liabilities....................  (3,416,000)  (7,179,000)
                                                      -----------  -----------
   Net deferred tax liability........................ $  (278,000) $(3,843,000)
                                                      ===========  ===========

  In 1997, companies with approximately $6.7 million of net operating loss carryforwards were acquired. A valuation allowance was provided for the full amount of the related deferred tax asset. The acquired net operating loss carryforwards were reduced by approximately $1.35 million as a result of Federal and state tax audits.

  Income taxes paid during the years ended November 30, 1997, 1998 and 1999 amounted to approximately $2,021,000, $4,563,000, and $2,421,000, respectively.

10. Investment

  In 1993, the Company invested $850,000 in non-voting redeemable preferred stock of a privately-held finance company formed for the purpose of providing financing to the chauffeured vehicle service industry. The Company invested an additional $657,000 in such preferred stock in a non-cash conversion of notes and other receivables from this company during the year ended November 30, 1999. This entity provides financing to the Company's independent operators, without recourse to the Company, for both automobiles and amounts due under independent operator agreements. From 1993 through 1996, certain notes receivable from independent operators were purchased from the Company by this entity for cash or demand notes on a non-recourse basis. The unpaid balances of such promissory notes were $198,986 and $39,103 at November 30, 1998 and 1999, respectively, and are included in notes receivable from contracts. These promissory notes are due on demand and, generally, monthly principal payments are received by the Company with interest at rates of 7% to 10%.

  It is not practicable to estimate the fair value of a preferred stock investment in a privately-held company. As a result, the Company's investment in this finance company is carried at its cost (less redemptions) of $1,306,000. At April 30, 1999, the total assets reported by this company were $17.3 million, stockholders' equity was $2.1 million (including the Company's preferred stock investment), revenues were $1.9 million and net income was $248,000.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

  Pursuant to a stock ownership agreement between the common stockholders of this finance company and the Company, the Company has an option to purchase all of the outstanding common stock of the finance company at a purchase price equal to the greater of $187,500 or the finance company's liquidating value as determined by an independent appraisal.

11. Commitments and contingencies

  The Company is from time to time a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition or results of operations of the Company.

12. Acquisitions

  In the years ended November 30, 1997, 1998 and 1999, the Company made two, seven and nine acquisitions, respectively, all related to extending the Company's operations to cities where the Company did not previously have an owned and operated location or adding operations in cities where such locations previously existed. Each of these acquisitions was accounted for as a purchase.


  In addition, effective October 31, 1997, in connection with a merger, the Company issued 721,783 shares of its common stock in exchange for all the outstanding common stock of a chauffeured vehicle service company in Indianapolis based on a conversion ratio of 1.008 shares (the merger exchange ratio) of the Company's common stock for each share of the common stock of the merged company, for a total value of approximately $12.0 million. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests. The Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined financial results of the Company and the merged company.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

  For the acquisitions accounted for as purchases, the net assets acquired and results of operations have been included in the financial statements as of and from, respectively, the effective dates of the acquisitions. The total consideration was allocated to the assets acquired, based upon their estimated fair values, and to either franchise rights or goodwill, as follows:


                                                     November 30,
                                          -------------------------------------
                                             1997         1998         1999
                                          -----------  -----------  -----------
   Net assets purchased:
     Receivables and other assets.......  $   324,964  $ 1,678,470  $ 3,669,230
     Notes from contracts...............    6,599,459           -            -
     Fixed assets.......................    1,800,441    3,277,300    4,879,014
     Franchise rights...................           -     6,087,264      993,837
     Goodwill...........................   24,480,299   23,631,696   26,019,419
     Accounts payable and accrued
      expenses..........................   (5,796,692)  (2,267,868)  (5,767,202)
     Deferred revenue...................   (6,648,960)          -            -
                                          -----------  -----------  -----------
   Fair value of net assets acquired....  $20,759,511  $32,406,862  $29,794,298
                                          ===========  ===========  ===========
   Consideration:
     Cash (exclusive of $275,000, $0,
      and $3,670,000 of cash acquired in
      1997, 1998 and 1999,
      respectively).....................  $ 8,396,017  $ 5,647,427  $21,351,423
     Capital leases assumed related to
      vehicles..........................      161,549      613,410      241,714
     Notes assumed related to vehicles..    3,061,945    2,652,230    4,252,246
     Uncollateralized promissory notes
      issued to sellers.................    5,740,000   20,000,000    2,840,000
     Common stock.......................    3,400,000    3,493,795    1,108,915
                                          -----------  -----------  -----------
   Total consideration..................  $20,759,511  $32,406,862  $29,794,298
                                          ===========  ===========  ===========

  The acquisition agreements for the above-noted acquisitions, which were accounted for as purchases, include provisions for contingent consideration of up to $5.8 million, payable in stock or in cash. Such consideration is based on the financial performance of the acquired companies. The Company paid $610,872, $296,589 and $1,093,729 during the years ended November 30, 1997,
1998 and 1999, respectively, as contingent consideration which is reflected in the table above.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

  The unaudited pro forma summary consolidated results of operations assuming the acquisitions accounted for as purchases had occurred, for the purposes of the 1998 summary, at the beginning of fiscal 1998, and for purposes of the 1999 summary, at the beginning of fiscal 1999, are as follows:

                                                          November 30,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
   Revenue, net...................................  $144,093,000  $206,429,000
   Cost of revenue................................   (96,189,000) (139,580,000)
   Other expense, net.............................   (33,475,000)  (46,480,000)
   Provision for income taxes.....................    (5,998,000)   (8,604,000)
                                                    ------------  ------------
   Net income.....................................  $  8,431,000  $ 11,765,000
                                                    ============  ============
   Pro forma net income per common share-basic....  $       0.97  $       1.23
                                                    ============  ============
   Pro forma net income per common share-diluted..  $       0.92  $       1.17
                                                    ============  ============
   Pro forma weighted average common shares-
    basic.........................................     8,671,026     9,590,907
                                                    ============  ============
   Pro forma weighted average common shares-
    diluted.......................................     9,130,419    10,056,891
                                                    ============  ============

13. 401(k) Plan

  The Company sponsors a defined contribution plan established pursuant to
Section 401(k) of the Internal Revenue Code for the benefit of employees of the Company. The Company made contributions to the plan of $60,162 in 1997, $113,073 in 1998 and $294,428 in 1999.

14. Stock option plans

  The Company currently maintains the 1987 Stock Option Plan (the "1987 Plan") and the 1992 Stock Option Plan (the "1992 Plan"), under which the Company has awarded incentive and non-statutory stock options by the Company. The Company also maintains the 1997 Equity Incentive Plan (the "1997 Plan"), which provides for the award of up to 1,550,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, performance stock units and other stock units that are valued by reference to the value of the common stock. The Company also maintains the 1998 Non-Qualified Stock Option Plan (the "1998 Plan"), which provides for the issuance of up to 500,000 shares of common stock in the form of non-statutory stock options. The 1987 Plan, 1992 Plan, 1997 Plan and 1998 Plan are hereinafter referred to collectively as the "Equity Plans".

  Of the options granted in 1998, options to purchase 747,000 shares are performance options (the "Performance Options") and vest (i) after the price of common stock on the Nasdaq or any exchange on which it may be traded exceeds for 30 consecutive trading days the following benchmark prices; $25, $30, $35, $40, $45 and $50 or, if earlier, (ii) on April 29, 2006. Each time one of the price benchmarks is exceeded, the Performance Options vest with respect to one-sixth of the shares for which they were originally exercisable.

  As of November 30, 1999, options were outstanding to purchase an aggregate of 1,846,217 shares of common stock under the Equity Plans, and approximately 170,500 shares of common stock are authorized but have not yet been granted under awards made pursuant to such plans.

  Officers, key employees, non-employee directors of and consultants to the Company are eligible to participate in the Equity Plans, except for the 1998 Plan in which directors and officers are not eligible to participate. The Equity Plans are administered by the Compensation Committee of the Board of Directors.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

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

Activity involving options on the Company's common stock under each option plan follows:

                               1987 Plan             1992 Plan                1997 Plan                 1998 Plan
                         ---------------------- --------------------- -------------------------- ------------------------
                                  Option price           Option price             Option price             Option price
                         Shares     per Share   Shares    per Share    Shares       per Share    Shares      per Share
                         -------  ------------- -------  ------------ ---------  --------------- -------  ---------------
Balance, November 30,
 1996...................  69,662  $1.44 - $4.65 384,502     $4.65            -         -
Granted.................      -              -       -         -        505,389  $10.50 - $15.00
Exercised............... (12,042)         $1.44  (3,167)    $4.65            -         -
                         -------  ------------- -------     -----     ---------  ---------------
Balance, November 30,
 1997...................  57,620  $1.44 - $4.65 381,335     $4.65       505,389  $10.50 - $15.00      -          -
Granted.................      -              -       -         -      1,024,104  $13.75 - $28.50  70,500  $13.75 - $13.90
Exercised............... (31,520) $1.44 - $4.65 (90,078)    $4.65        (9,166)          $10.50      -          -
Forfeited...............      -              -  (11,500)    $4.65        (1,000)          $10.50      -          -
                         -------  ------------- -------     -----     ---------  --------------- -------  ---------------
Balance, November 30,
 1998...................  26,100          $4.65 279,757     $4.65     1,519,327  $10.50 - $28.50  70,500  $13.75 - $13.90
Granted.................      -              -    9,704     $4.65        37,805  $15.00 - $15.50  60,000  $15.50 - $17.75
Exercised...............  (8,900)         $4.65 (66,443)    $4.65       (73,467) $10.50 - $17.00    (500)          $13.75
Forfeited...............      -              -       -         -         (7,666)          $28.50      -          -
                         -------  ------------- -------     -----     ---------  --------------- -------  ---------------
Balance, November 30,
 1999...................  17,200          $4.65 223,018     $4.65     1,475,999  $10.50 - $22.00 130,000  $13.75 - $17.75
                         =======  ============= =======     =====     =========  =============== =======  ===============
Vested and exercisable
 at
November 30, 1998.......  17,200          $4.65 223,018     $4.65       585,312  $10.50 - $22.00  33,498  $13.75 - $17.75
                         =======  ============= =======     =====     =========  =============== =======  ===============

  Information with respect to stock options outstanding at November 30, 1999 is as follows:

                                                                      Weighted
                                                                       average
                                                                      remaining
                                                            Number   contractual
                          Price/Range                     of options    life
                          -----------                     ---------- -----------
      $4.65..............................................   247,743      3.6
      $10.50.............................................   365,096      7.5
      $13.75-14.25.......................................   112,500      8.7
      $15.00............................................. 1,026,290      8.4
      $15.50-22.00.......................................    94,588      9.0
                                                          ---------      ---
      $4.65-22.00........................................ 1,846,217      7.6
                                                          =========      ===

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

  Information with respect to stock options outstanding at November 30, 1999 is as follows:

                                                        Weighted
                                                        average
                  Year of option              Number of exercise
                    expiration                 options   price     Price range
                  --------------              --------- -------- ---------------
      2002...................................   175,448  $ 4.65  $ 4.65
      2003...................................    12,870  $ 4.65  $ 4.65
      2004...................................       645  $ 4.65  $ 4.65
      2005...................................    12,900  $ 4.65  $ 4.65
      2006...................................    45,880  $ 4.65  $ 4.65
      2007...................................   442,886  $11.26  $10.50 - $15.00
      2008................................... 1,093,088  $14.96  $13.75 - $22.00
      2009 ..................................    62,500  $16.39  $15.50 - $18.25
                                              ---------  ------  ---------------
      All Years.............................. 1,846,217  $12.74  $ 4.65 - $22.00
                                              =========  ======  ===============

  In May 1996, the options granted under the 1992 Plan and a warrant to purchase 86,003 shares of common stock were repriced to $4.65. In 1999, the Performance Options and certain other options granted in 1998 were repriced to $15.00, the determined fair market value as of the date of repricing.

  The Company also has a Customer Service Stock Bonus Plan (the "Bonus Plan"), the purpose of which is to enable the Company to attract and retain employees and independent operators who are in a position to make important contributions to the success of the Company. Officers and directors of the Company are not eligible to participate. The total number of shares authorized under the Bonus Plan is 50,000. As of November 30, 1999, 2,870 shares of Common Stock had been issued under the Bonus Plan.

  The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock awards issued pursuant to its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards in 1997, 1998, and 1999 under those plans consistent with FASB Statement No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts presented below:

                                                        1997    1998    1999
                                                       ------  ------  -------
                                                            (Dollars in
                                                       thousands, except per
                                                          share amounts)
   Net income............................. As reported $4,523  $8,351  $11,767
                                           Pro forma    4,320   6,189    9,915
   Net income per common share-basic...... As reported $ 1.00  $ 0.97  $  1.23
                                           Pro forma     0.96    0.72     1.03
   Net income per common share-diluted.... As reported $ 0.77  $ 0.92  $  1.17
                                           Pro forma     0.73    0.68     0.99

  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        1997    1998    1999
                                                       ------  ------  -------
   Expected life (years)..................                  6     4.6      4.1
   Interest rate..........................               6.66%   5.30%    5.01%
   Volatility.............................               40.0    44.2     59.1
   Dividend yield.........................               0.00%   0.00%    0.00%
   Weighted average fair value............             $ 5.56  $ 9.43  $  9.45

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

15. Net income per common share

  Basic net income per common share has been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share has been computed by dividing net income by the weighted average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Dilutive securities consist of convertible securities which are dilutive, preferred stock, and options and warrants to acquire common stock.

                                                 Years ended November 30,
                                             ---------------------------------
                                                1997       1998       1999
                                             ---------- ---------- -----------
Net income available to common
 stockholders............................... $4,523,490 $8,350,846 $11,767,396
Effect of conversion of subordinated debt...    176,436         -           -
                                             ---------- ---------- -----------
Net income available to common stockholders
 plus effect of conversions................. $4,699,926 $8,350,846 $11,767,396
                                             ========== ========== ===========
Weighted average common shares-basic........  4,506,108  8,634,239   9,590,546
Dilutive effect of:
  Stock options.............................    288,078    372,652     413,885
  Warrants..................................     73,550     86,741      52,099
  Convertible preferred stock:
    Series B preferred stock................    334,609         -           -
    Series F preferred stock................     68,067         -           -
    Series G preferred stock................    339,588         -           -
  Effect of conversion of subordinated
   debt.....................................    527,418         -           -
                                             ---------- ---------- -----------
Weighted average common shares-diluted......  6,137,418  9,093,632  10,056,530
                                             ========== ========== ===========
Net income per common share-basic........... $     1.00 $     0.97 $      1.23
                                             ========== ========== ===========
Net income per common share-diluted......... $     0.77 $     0.92 $      1.17
                                             ========== ========== ===========

16. Recapitalization

  On February 25, 1997, pursuant to an agreement reached in May 1996, the Board of Directors authorized a recapitalization plan ("Recapitalization"), which was implemented at the time of the IPO. Under the Recapitalization, the $2,000,000 subordinated convertible note dated September 1, 1991 and the $3,780,000 subordinated note dated July 30, 1992 were converted or exchanged for 1,046,559 shares of common stock and payment of $912,452. The Series A preferred stock was converted into 86,003 shares of common stock and redeemed in part for $2,103,500. All of the Series F preferred stock and 3,000 shares of Series G preferred stock was redeemed for an aggregate of $1,000,000. The remaining preferred stock was converted into 1,427,509 shares of common stock. As a result of the Recapitalization, preferred stock which had a liquidation preference of $11,154,900 and subordinated debt with a principal amount of $5,780,000 was converted in part into 2,560,071 shares of common stock and repaid or redeemed, in part, for $4,015,952 in cash. All of the cash amounts were paid out of the proceeds of the IPO.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

                          Balance               Balance
                            at     Charged to acquired as             Balance at
                         Beginning Costs and    part of   Deductions    End of
      Description        of Period  Expense   acquisition Write-Offs    Period
      -----------        --------- ---------- ----------- ----------  ----------
Year ended November 30,
 1999
  Reserve and allowance
   from asset accounts:
Allowance for doubtful
 accounts............... $736,229  $1,331,817  $     -    $(725,566)  $1,342,480
Year ended November 30,
 1998
  Reserve and allowance
   from asset accounts:
Allowance for doubtful
 accounts............... $639,405  $  727,848  $     -    $(631,024)  $  736,229
Year ended November 30,
 1997
  Reserve and allowance
   from asset accounts:
Allowance for doubtful
 accounts............... $535,408  $  425,157  $188,636   $(509,796)  $  639,405

                                   PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There are no events to report under this item.

Item 10. Directors and Executive Officers of the Registrant

  The following table sets forth certain information pertaining to the Company's directors and executive officers.

   Name                   Age                     Current Position
   ----                   ---                     ----------------
Vincent A. Wolfington...   59 Chairman of the Board and Chief Executive Officer
Don R. Dailey...........   62 President and Director
Richard A. Anderson,
 Jr.....................   54 Executive Vice President--Sales and Marketing
David H. Haedicke.......   53 Executive Vice President and Chief Financial Officer
Guy C. Thomas...........   61 Executive Vice President--Operations
Devin J. Murphy.........   33 Senior Vice President--Operations
Sally A. Snead..........   40 Senior Vice President--Information Systems
Eugene S. Willard.......   49 Senior Vice President--Technology, Strategy and Planning
John C. Wintle..........   53 Senior Vice President--Europe
Robert W. Cox...........   62 Director
Dennis I. Meyer.........   64 Director
Nicholas J. St. George..   61 Director
Joseph V. Vittoria......   64 Director

  Set forth below is a description of the backgrounds of each of the directors and executive officers of the Company.

  Vincent A. Wolfington, a co-founder of the Company, has served as its Chairman of the Board of Directors and Chief Executive Officer since 1979. For over 25 years, Mr. Wolfington has been involved in the limousine industry and directly associated with the Carey system of licensees and affiliates. Mr. Wolfington has served as a consultant to the National Academy of Sciences Transportation Research Board, President of the National Para-transit Association and a member of the International Limousine Association. Mr. Wolfington currently is a member of the Executive Committee of the World Travel and Tourism Council, a global organization of the chief executive officers of companies engaged in all sectors of the travel and tourism industry.

  Don R. Dailey, a co-founder of the Company, has served as the President and a director of the Company since 1979. Mr. Dailey has been directly involved in the limousine business for over 30 years. Mr. Dailey serves on a number of boards and committees related to the travel industry, including the National Business Travel Association, the International Business Travel Association, the Association of Corporate Travel Executives, the National Limousine Association and the International Limousine Association (as its past President and member of its Executive Committee). Mr. Dailey is currently a member of the Travel Business Round Table, a United States organization of executive officers of companies engaged in all sectors of the travel and tourism industry.

  Richard A. Anderson, Jr. has served as Executive Vice President--Sales and Marketing of the Company since July 1998. Mr. Anderson previously served as Senior Vice President of the Company from December 1988 to July 1998 and was Chief Operating Officer of Carey Limousine NY, Inc., a subsidiary of the Company, from December 1988 until August 1997. Mr. Anderson is Chairman of the New York Taxi and Limousine Commission's Limousine Advisory Board, a former board member of the Association of Corporate Travel Executives, and a member of the National Business Travel Association and Meeting Planners International.

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

  Guy C. Thomas has served as Executive Vice President-Operations of the Company since 1987. Mr. Thomas has served on a number of boards and committees related to the travel industry, including the National Business Travel Association, the Greater Washington Area Passenger Traffic Association, the American Society of Association Executives, Meeting Planners International, the Association of Corporate Travel Executives, the National Limousine Association and the International Taxicab and Livery Association.

  Devin J. Murphy has served as Senior Vice President-Operations since May 1998. Previously, from April 1997 to May 1998, Mr. Murphy served as Senior Vice President and Chief Development Officer, and from May 1996 to April 1997 he served as Vice President-Corporate Development. From 1988 to 1994, Mr. Murphy held sales and marketing positions at several high tech companies.

  Sally A. Snead has served as the Company's Senior Vice President-Information Systems since June 1996. From June 1993 to June 1996, she was Executive Vice President and General Manager of Carey Limousine L.A., Inc. From January 1987 to June 1993, she was Executive Vice President and General Manager of Carey Limousine DC, Inc. She is a member of Executive Women International, the National Business Travel Association, the Association of Corporate Travel Executives and the National Limousine Association.

  Eugene S. Willard has served as the Company's Senior Vice President-Technology, Strategy and Planning since February 1999. Mr. Willard has over nineteen years experience in systems development and strategic systems planning. From 1985 to February 1999, Mr. Willard held senior level positions in systems development and strategic planning in the areas of reservations, revenue management and loyalty program marketing systems for Marriot International.

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

  Robert W. Cox has served as a director of the Company since 1995. From 1969 until his retirement in 1994, Mr. Cox was a partner in the New York and Chicago offices of the law firm Baker & McKenzie. From 1984 to 1992, Mr. Cox was Chairman of the Executive Committee and Managing Partner of the firm, and from 1993 to 1994, Mr. Cox was Chairman of the Policy Committee. Mr. Cox is Chairman Emeritus of Baker & McKenzie. Mr. Cox currently is a director of Hon Industries, Inc. and Homebase, Inc.

  Dennis I. Meyer has served as a director of the Company since June 1998. Mr. Meyer has been a partner in the law firm of Baker & McKenzie since 1965. Mr. Meyer has previously served as Chairman of the Executive Committee and Managing Partner of Baker & McKenzie. Mr. Meyer serves as a director of Oakwood Homes Corporation as well as United Financial Banking Companies, Inc., Jordan Kitt's Music, Inc. and Daily Express, Inc.

  Nicholas J. St. George has served as a director of the Company since June 1997. Currently, Mr. St. George serves as a consultant to Oakwood Homes Corporation, a manufacturer and retailer of manufactured homes. From February 1979 to September 1999, Mr. St. George served as Chairman and Chief Executive Officer of Oakwood Homes Corporation. Mr. St. George serves as a director of Legg Mason, Inc.

  Joseph V. Vittoria has served as a director of the Company since June 1998. Mr. Vittoria has been the Chairman and Chief Executive Officer of Travel Services International, Inc. ("Travel Services") since Travel Services completed its initial public offering in July 1997. From September 1987 to February 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis, Inc. ("Avis"), a multinational auto rental company where he was employed for over 26 years. Mr. Vittoria was responsible for the purchase of Avis by its employees in 1987 by creating one of the world's largest Employee Stock Ownership Plans. He was a founding member of the World Travel and Tourism Council. Mr. Vittoria serves as a director of Sirius Satellite Radio, Inc., Transmedia Asia, Puradyn Filter Technologies, Inc. and various non-profit associations.

Section 16(a) Beneficial Ownership Reporting Compliance

  Mr. Murphy filed a Form 4 with the Securities and Exchange Commission on May 13, 1999 for shares purchased on the open market on February 4, 1999. Paul A. Sandt filed a Form 4 with the Securities and Exchange Commission on October 26, 1999 for shares purchased pursuant to the exercise of a stock option and the sale of those shares on July 21, 1999. Mr. Haedicke filed a Form 4 with the Securities and Exchange Commission on January 13, 2000 for shares purchased pursuant to the exercise of stock options and the sale of those shares on November 12, 1999.

Item 11. Executive Compensation

Compensation of Directors

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

  At his or her elections, a director may defer all or a portion of the fees paid to him or her by the Company. If such an election is made, the deferred fees are credited to the director's account at the end of each fiscal quarter in the form of phantom shares of Common Stock. Each phantom share is equal to one share of Common Stock, and the total number of phantom shares credited to the account during any fiscal quarter is determined based on the average closing price of the Common Stock on the Nasdaq National Market during the last 20 trading days of such fiscal quarter. The account reaches maturity on the last day of the Company's fiscal year in which the director ceases to be a member of the Board of Directors. Upon maturity, payment will be made at the director's election either in cash, shares of Common Stock equal to the number of phantom shares in the director's account, or a combination of the two. If all or a portion of the payment is made in cash, the value of the phantom shares at maturity is determined based on the average closing price of the Common Stock on the Nasdaq National Market during the last 20 days of the Company's fiscal quarter in which maturity occurs. To date, election to defer all or a portion of fees have been made by Messrs. Cox, Meyer, St. George and Vittoria.

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

  On the date of each annual meeting of stockholders, each Non-Employee Director continuing in office will be granted an option pursuant to the Directors' Plan covering 5,000 shares. Any newly elected Non-Employee Director will be granted an option pursuant to the Directors' Plan covering 5,000 shares on the date of his or her election (whether such election occurs at an annual meeting or otherwise). The option exercise price for all options granted under the Directors' Plan is the closing price of a share of the Common Stock as reported on the Nasdaq National Market on the date the option is granted. All options granted under the Directors' Plan become fully exercisable six months after the date of grant. Unless sooner terminated following the death, disability or termination of service of a director, options granted under the Directors' Plan will remain exercisable until the fifth anniversary of the date of grant. In addition, upon certain transactions involving a change of control or the dissolution or liquidation of the Company, all options held by Non-Employee Directors will terminate; provided, however, that for a period of 20 days prior to the effective date of any such transaction, dissolution or liquidation, all options outstanding under the Directors' Plan that are not otherwise exercisable will immediately vest and become exercisable.

  Under the Directors' Plan, a Non-Employee Director may elect to be paid all or a portion of his or her annual retainer in shares of Common Stock. Any such election must be made in writing at least 30 days prior to the date the annual retainer would be paid by the Company. The number of shares to be delivered to a Non-Employee Director upon such election is determined by dividing the amount of the annual retainer to be received in shares of Common Stock by the closing price of a share of Common Stock as reported on the Nasdaq National Market on the date the annual retainer is to be paid. The Board of Directors may at any time or times amend the Directors' Plan for any purpose that at the time may be permitted by law.

Executive Compensation

Summary Compensation Table

  The following table contains a summary of the compensation paid or accrued during the fiscal years ended November 30, 1997, 1998 and 1999 to the Chief Executive Officer of the Company and the four other most highly compensated executive officers (the "Named Executive Officers").

                                Annual Compensation             Long-Term
                         ----------------------------------    Compensation
Name and Principal                             Other Annual   Awards Shares     All Other
Position                 Year  Salary   Bonus  Compensation Underlying Options Compensation
------------------       ---- -------- ------- ------------ ------------------ ------------
Vincent A. Wolfington... 1999 $256,950 $50,000    $   -           80,000         $71,509(1)
 Chairman and Chief
  Executive              1998  231,620      -         -          180,000(2)       71,774
 Officer                 1997  231,620  85,000        -          100,000          12,000
Don R. Dailey........... 1999  226,667  50,000        -           80,000          64,337(1)
 President and Director  1998  205,000      -         -          180,000(2)       35,150
                         1997  205,001  70,000        -          100,000          12,000
David H. Haedicke....... 1999  151,250  30,000        -               -               -
 Executive Vice
  President and          1998  135,000      -         -          120,000              -
 Chief Financial Officer 1997  135,000  45,000        -           30,000              -
Guy C. Thomas........... 1999  115,000  12,000    13,020(3)       24,000          19,456(1)
 Executive Vice
  President              1998  115,000      -     13,020(3)       60,000(2)       10,995
 Operations              1997  115,000  25,000    13,020(3)       15,000           9,900
John C. Wintle(4)....... 1999  101,767  47,933        -               -               -
 Senior Vice President   1998   87,599  63,019        -            6,000              -
                         1997   89,668  44,817        -           10,000              -

--------
(1) Represents the premium payment on life insurance policies for beneficiaries designated by the Named Executive Officers.
(2) Excludes options granted in April 1998 to Messrs. Wolfington, Dailey and Thomas to purchase 100,000, 100,000 and 30,000 shares, respectively, which April 1998 options were replaced by the options shown for 1999.
(3) Represents a car allowance.
(4) Amounts reported for Mr. Wintle reflect the application of British Pound to U.S. Dollar exchange ratios as of November 30, 1999, 1998 and 1997 of 1.5985, 1.6510 and 1.6900, respectively.

Option Grants in Last Fiscal Year

  The following table sets forth certain information regarding options granted during the fiscal year ended November 30, 1999 by the Company to each of the Named Executive Officers (the options shown are repriced options originally granted in April 1998):

                                                                         Potential Realizable Value
                                                                          at Assumed Rates of Stock
                                                                           Price Appreciation For
                                        Individual Grants                        Option Term
                         ----------------------------------------------- ---------------------------
                         Number of
                           Shares     % of Total
                         Underlying Options Granted Exercise
                          Options    to Employees     Price   Expiration
          Name            Granted   in Fiscal Year  ($/Share)    Date         5%           10%
          ----           ---------- --------------- --------- ---------- ------------ --------------
Vincent A. Wolfington...   80,000        32.8%       $15.00    4/29/08   $    754,674 $    1,912,491
Don R. Dailey...........   80,000        32.8         15.00    4/29/08        754,674      1,912,491
Guy C. Thomas...........   24,000         9.8         15.00    4/29/08        226,402        573,747


Aggregated Options Exercised in the Last Fiscal Year and Year-End Stock Option Values

  The following table sets forth certain information regarding the aggregate number and dollar value of all options exercised by each of the Named Executive Officers during the fiscal year ended November 30, 1999 and the aggregate number and value of all unexercised options held by each of the Named Executive Officers at November 30, 1999.

                                                     Number of Shares
                                                  Underlying Unexercised     Value of Unexercised
                                                        Options at          In-the-Money Options at
                                                     November 30, 1999       November 30, 1999(2)
                                                 ------------------------- -------------------------
                           Shares                 Number of    Number of
                          Acquired      Value    Exercisable Unexercisable Exercisable Unexercisable
          Name           On Exercise Realized(1)   Shares       Shares        Value        Value
          ----           ----------- ----------- ----------- ------------- ----------- -------------
Vincent A. Wolfington...       -       $    -      285,706      180,000    $3,365,433   $1,147,500
Don R. Dailey...........       -            -      235,707      180,000     2,529,200    1,147,500
David H. Haedicke.......    6,200       75,995      39,600      130,000       574,560      873,750
Guy C. Thomas...........   32,018      582,060      34,000       65,000       261,750      436,875
John C. Wintle .........    7,933      106,240       7,633        9,334       108,164       74,507

--------
(1) Value is calculated based upon the difference between the option exercise price and the closing market price of the Company's Common Stock on the Nasdaq National Market on the date of exercise.
(2) Value of unexercised in-the-money options based upon $21.375, the closing price of the Company's Common Stock on the Nasdaq National Market on November 30, 1999.

Equity Incentive Plans

  The Company currently maintains the 1987 Stock Option Plan (the "1987 Plan") and the 1992 Stock Option Plan (the "1992 Plan"), under which the Company has awarded incentive and non-statutory stock options. The Company also maintains the 1997 Equity Incentive Plan (the "1997 Plan"), which currently provides for the award of up to 1,550,000 shares of Common Stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, performance stock units and other stock units that are valued by reference to the value of the Common Stock. In addition, the Company maintains the 1998 Non-Qualified Stock Option Plan (the "1998 Plan"), which provides for the award of up to 500,000 shares of Common Stock in the form of non-statutory stock options. The 1987 Plan, the 1992 Plan, the 1997 Plan and the 1998 Plan are hereinafter referred to collectively as the "Equity Plans".

  As of November 30, 1999, options were outstanding to purchase an aggregate of 1,846,217 shares of Common Stock under the Equity Plans, and approximately 170,500 shares of Common Stock are authorized but have not been granted under options pursuant to the Equity Plans.

  Officers, key employees, non-employee directors of and consultants to the Company are eligible to participate in the Equity Plans, except officers and directors are not eligible to participate in the 1998 Plan. The Equity Plans are administered by the Compensation Committee of the Board of Directors. Among other things, the Compensation Committee determines, subject to the provisions of the Equity Plans, who shall receive awards, the types of awards to be made, and the terms and conditions of each award. Options that are intended to qualify as incentive stock options under the Equity Plans may be exercisable for not more than 10 years after the date the option is awarded and may not be granted at an exercise price less than the fair market value of the shares of Common Stock at the time the option is granted (and, in the case of stock options granted to holders of more than 10% of the Common Stock, may not be granted at an exercise price less than 110% of the fair market value of the shares of Common Stock at the time the options are granted). The 1997 Plan and the 1998 Plan provide that in the event of a merger or other transaction that results or will result in the Company's Common Stock not being registered under Section 12 of the Securities Exchange Act of 1934, as amended, any unexercisable options or awards will become fully exercisable 20 days prior to the effective date of the merger or other transaction.

  The Compensation Committee may amend, modify or terminate any outstanding award under the Equity Plans with the participant's consent, except consent shall not be required if the Compensation Committee determines that such action will not materially and adversely affect the participant. The Board may amend, suspend or terminate any of the Equity Plans, or any part of such plans, at any time, except that no amendment may be made without stockholder approval if such approval is necessary to comply with any applicable tax or regulatory requirement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information as of February 24, 2000 with respect to the beneficial ownership of Common Stock by (i) each director of the Company, (ii) each the Named Executive Officer, (iii) each beneficial owner of more than 5% of the Company's Common Stock and (iv) all directors and executive officers of the Company as a group. As of February 24, 2000, there were 9,733,670 shares of the Company's Common Stock outstanding. Except as indicated in the footnotes below, the persons named in this table have sole investment and voting power with respect to the shares beneficially owned by them.

                                                             Shares
                                                          Beneficially
                                                            Owned(1)
                                                        ---------------------
Directors, Nominees and Executive Officers               Number       Percent
------------------------------------------              ---------     -------
Vincent A. Wolfington..................................   386,069(1)    3.9
Don R. Dailey..........................................   375,176(2)    3.8
David H. Haedicke......................................    39,600(3)     *
Guy C. Thomas..........................................    76,782(4)     *
John C. Wintle.........................................     7,633(3)     *
Robert W. Cox..........................................    29,400(3)     *
Dennis I. Meyer........................................    14,000(5)     *
Nicholas J. St. George.................................    21,500(6)     *
Joseph V. Vittoria.....................................     9,000(3)     *
Alliance Capital Management L.P........................ 1,681,900(7)   17.3
 1290 Avenue of the Americas
 New York, New York 10104
Gilder Gagnon Howe & Co. LLC .......................... 1,568,448(8)   16.1
 1775 Broadway, 26th Floor
 New York, New York 10019
J. & W. Seligman & Co. Incorporated.................... 1,129,805(9)   11.6
 100 Park Avenue
 New York, New York 10017
Kaufman Fund, Inc......................................   520,000(10)   5.3
 140 East 45th Street
 43rd Floor
 New York, New York 10017
All directors and executive officers as a group (12
 persons).............................................. 1,026,561(11)   9.8

--------
 *   Less than 1%.
(1)  Includes options to purchase 285,706 shares of Common Stock. Also includes
     (i) 1,183 shares of Common Stock currently held by a company controlled by Mr. Wolfington, (ii) 1,560 shares held by a limited partnership which are attributable to Mr. Wolfington's wife (780 shares) and one of his children (780 shares) and (iii) 430 shares held by one of his children. Excludes shares held by Yerac Associates, L.P. ("Yerac"), a limited partnership of which Mr. Wolfington is a limited partner, with respect to which shares Mr. Wolfington has no voting or investment power.
(2)  Includes options to purchase 235,707 shares of Common Stock.
(3)  Represents options to purchase shares of Common Stock.
(4)  Includes options to purchase 34,000 shares of Common Stock.
(5) Includes options to purchase 9,000 shares of Common Stock. Also includes 5,000 shares held by Mr. Meyer's wife as to which Mr. Meyer disclaims beneficial ownership.
(6) Includes options to purchase 16,500 shares of Common Stock. Also includes 5,000 shares held by Mr. St. George's wife as to which Mr. St. George disclaims beneficial ownership.
(7) Includes 44,000 shares of Common Stock over which Alliance Capital Management L.P. has sole voting power, 1,637,900 shares of Common Stock over which Alliance Capital Management L.P. has shared voting power and 1,681,900 shares of Common Stock over which Alliance Capital Management L.P. has sole dispositive power. This information is based upon the Schedule 13G filed by AXA Conseil Vie Assurance Mutuelle, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle, AXA and AXA Financial, Inc., as a group, with the Securities and Exchange Commission on February 14, 2000.
(8) Includes 5,025 shares of Common Stock over which Gilder Gagnon Howe & Co. LLC has sole voting and 1,568,448 shares of Common Stock over which Gilder Gagnon Howe & Co. LLC has shared dispositive power. This information is based upon the Schedule 13G filed by Gilder Gagnon Howe & Co. LLC with the Securities and Exchange Commission on February 14, 2000.
(9) Includes 1,011,600 shares of Common Stock over which J. & W. Seligman & Co. Incorporated has shared voting power and 1,129,805 shares of Common Stock over which J. & W. Seligman & Co. Incorporated has shared dispositive power. William C. Morris, as the owner of a majority of the outstanding voting securities of J. & W. Seligman & Co. Incorporated, may be deemed to beneficially own the shares held by J. & W. Seligman & Co. Incorporated. This information is based upon the Schedule 13G filed by J. & W. Seligman & Co. Incorporated and William C. Morris, as a group, with the Securities and Exchange Commission on February 10, 2000.
(10) This information is based upon the Schedule 13G filed by Kaufman Fund, Inc. with the Securities Exchange Commission on August 20, 1999.
(11) See Notes 1 through 6. Also includes options to purchase 48,481 shares of Common Stock and 18,920 shares of Common Stock beneficially owned by executive officers not listed in the table above.

Item 13. Certain Relationships and Related Transactions


  During 1993, for an aggregate purchase price of $850,000, the Company acquired 85 shares of non-voting redeemable preferred stock of CLI Fleet, Inc. ("CLI Fleet"), a privately-held finance company formed for the purpose of financing the chauffeured vehicle service industry. During 1999, the Company acquired, for an aggregate purchase price of approximately $657,000, paid for through the conversion of outstanding loans and deposits with CLI Fleet, a further 65.634 shares of CLI Fleet's non-voting redeemable preferred stock. As a holder of CLI Fleet preferred stock, the Company is currently entitled to receive an annual dividend of $500 per share. The Company waived the right to receive any dividends accrued in respect of its preferred stock through April 30, 1996. During 1998, CLI Fleet redeemed 10 shares of preferred stock held by the Company for an aggregate redemption price of $100,000. The remaining shares of preferred stock are subject to mandatory redemption by payments of $100,000 annually on May 30, 2001 through 2009 with a final payment of $406,340 on May 30, 2010. Under the terms of an agreement with CLI Fleet, commencing April 1997, the Company has an exclusive option to purchase all of the outstanding shares of common stock of CLI Fleet at a purchase price equal to the greater of $187,500 or CLI Fleet's liquidating value as determined by an independent appraisal. The Company is a party to three ten-year leases of administrative offices from CLI Fleet. During 1999, the aggregate rent expense paid to CLI Fleet pursuant to the leases was approximately $139,000.

  To date, CLI Fleet has provided financing to the Company's independent operators, without recourse to the Company, for both initial fees due under the Company's independent operator agreements and with respect to vehicles purchased by independent operators. Each of the Company's owned and operated chauffeured vehicle service companies has entered into a Finance & Service Agreement with CLI Fleet, which provides that the Company will recommend and refer independent operators to CLI Fleet for financing of vehicles. From 1993 to 1996, CLI Fleet purchased from the Company notes receivable due from independent operators in exchange for cash or demand notes on a non-recourse basis.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1. Financial Statements. See Item 8 for a list of Financial Statements.

      2. Financial Statement Schedules. See Item 8 for a list of the Financial Statement Schedules.

      3. Exhibits.

 Exhibit No.                             Description
 -----------                             -----------
     2.1     Amended and Restated Purchase Agreement dated as of October 2,
             1998 by and among Carey International, Inc., Airport Limousine
             Acquisition Corp., Airport Limousine Partners, Inc. d/b/a/
             American Airport Limousine Corporation, American Limousine Repair
             Services, Inc., George Jacobs, Aubrey Jacobs, Hyma Levin and
             Harriet Jacobs (incorporated by reference from the Company's
             Quarterly Report on Form 10-Q dated October 15, 1998).
     3.1     Form of Amended and Restated Certificate of Incorporation of the
             Company (incorporated by reference from the Company's Registration
             Statement on Form S-1 (File No. 333-22651)).
     3.2     Amended and Restated Bylaws of the Company (incorporated by reference from the Company's Registration Statement on Form S-1
             (File No. 333-22651)).
     4.1     Specimen Stock Certificate (incorporated by reference from the
             Company's Registration Statement on Form S-1 (File
             No. 333-22651)).
    10.1     1997 Equity Incentive Plan, as amended (incorporated by reference from the Company's definitive Proxy Statement dated May 6, 1998).
    10.2     1992 Stock Option Plan (incorporated by reference from the
             Company's Registration Statement on Form S-1 (File
             No. 333-22651)).
    10.3     1987 Stock Option Plan (incorporated by reference from the
             Company's Registration Statement on Form S-1 (File
             No. 333-22651)).
    10.4     Stock Plan for Non-Employee Directors (incorporated by reference from the Company's Registration Statement on Form S-1 (File
             No. 333-22651)).
    10.5     Lease dated July 5, 1989 for 4530 Wisconsin Avenue, Washington,
             D.C., between Carey International, Inc. and 4530 Wisconsin
             Associates, as lessor, including Addendum, Exhibit B and
             Exhibit C; and Second Amendment to Lease dated August 6, 1993, including Exhibit A (incorporated by reference from the Company's
             Registration Statement on Form S-1 (File No. 333-22651)).
    10.6     Current form of Standard Master License Agreement (incorporated by reference from the Company's Registration Statement on Form S-1
             (File No. 333-22651)).
    10.7     Current form of Standard International License Agreement
             (incorporated by reference from the Company's Registration
             Statement on Form S-1 (File No. 333-22651)).
    10.8     Current form of Standard Independent Operator Agreement
             (incorporated by reference from the Company's Registration
             Statement on Form S-1 (File No. 333-22651)).
    10.9     Form of Director's Deferment of Compensation Agreement
             (incorporated by reference from the Company's Registration
             Statement on Form S-1 (File No. 333-50245)).
    10.10    1998 Non-Qualified Stock Option Plan (incorporated by reference from the Company's Registration Statement on Form S-8 (File
             No. 333-59631)).
    10.11    1998 Customer Service Stock Bonus Plan (incorporated by reference from the Company's Registration Statement on Form S-8 (File
             No. 333-66155)).

 Exhibit No.                             Description
 -----------                             -----------
    10.12    Amended and Restated Revolving Credit Agreement dated as of
             January 15, 1999 among Carey International, Inc., Fleet Bank,
             N.A., NationsBank, N.A., First Union National Bank and United Bank
             (incorporated by reference from the Company's Annual Report on
             Form 10-K for the fiscal year ended November 30, 1998).
    21       Subsidiaries of the Registrant (incorporated by reference from the
             Company's Annual Report on Form 10-K for the fiscal year ended
             November 30, 1998).
    23.1     Consent of PricewaterhouseCoopers LLP (filed herewith).
    27       Financial Data Schedule (filed herewith).


 (b)   Reports on Form 8-K.

            None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAREY INTERNATIONAL, INC.

                                                 /s/ Vincent A. Wolfington
                                          By: _________________________________
                                                   Vincent A. Wolfington
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                          Date: February 28, 2000

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and to the capacities and on the dates indicated.

                 Name                            Title                   Date
                 ----                            -----                   ----

    /s/ Vincent A. Wolfington          Chairman of the Board and   February 28, 2000
______________________________________  Chief Executive Officer
        Vincent A. Wolfington

        /s/ Don R. Dailey              President and Director      February 28, 2000
______________________________________
            Don R. Dailey

      /s/ David H. Haedicke            Chief Financial Officer     February 28, 2000
______________________________________  and Principal Accounting
          David H. Haedicke             Officer

        /s/ Robert W. Cox              Director                    February 28, 2000
______________________________________
            Robert W. Cox

       /s/ Dennis I. Meyer             Director                    February 28, 2000
______________________________________
           Dennis I. Meyer

    /s/ Nicholas J. St. George         Director                    February 28, 2000
______________________________________
        Nicholas J. St. George

      /s/ Joseph V. Vittoria           Director                    February 28, 2000
______________________________________
          Joseph V. Vittoria