Form 10-Q
period 2000-02-29
CAREY INTERNATIONAL INC
filed 2000-04-14
CIK 747201

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


(Mark One)
     [X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                   February 29, 2000 or

     [  ]    Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the transition period from
                   _________ to ________


                        Commission file number 000-22551



                           Carey International, Inc.
                           -------------------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------



               Delaware                                52-1171965
               --------                                ----------
          (State or other jurisdiction of    (IRS Employer Identification No.)
          incorporation or organization)



           4530 Wisconsin Avenue, NW, Suite 500, Washington, DC 20016
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)
          ------------------------------------------------------------


                                 (202) 895-1200
                                 --------------
              (Registrant's telephone number, including area code)
              ----------------------------------------------------


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

     There were 9,741,206 shares of the registrant's common stock, par value $0.01 per share, outstanding at April 12, 2000.

                  CAREY INTERNATIONAL, INC.  AND SUBSIDIARIES

                                     INDEX
                                     -----


PART I:   FINANCIAL INFORMATION

Item 1:      Financial Statements (unaudited):

             Consolidated balance sheets as of November 30, 1999 and February 29, 2000

             Consolidated statements of operations for the three months ended February 28, 1999 and February 29, 2000

             Consolidated statements of cash flows for the three months ended February 28, 1999 and February 29, 2000

             Notes to consolidated financial statements


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:   OTHER INFORMATION


Item 6:      Exhibits and Reports on Form 8-K

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                                          November 30,  February 29,
                                                                              1999          2000
                                                                        -------------- ---------------
                                                                                (In thousands)
ASSETS
Cash and cash equivalents                                                     $  8,595      $  5,034
Accounts receivable, net                                                        32,418        33,099
Notes receivable from contracts, current portion                                 1,739         1,417
Prepaid expenses and other current assets                                        1,630         2,891
                                                                        -------------- ---------------
                 Total current assets                                           44,382        42,441
Notes receivable from contracts, excluding current portion                       9,098         9,454
Fixed assets, net                                                               27,358        29,646
Franchise rights, net                                                           11,405        11,304
Goodwill and other intangible assets, net                                       76,971        78,200
Trade name, trademark and contract rights, net                                   6,111         6,063
Deposits and other assets                                                        2,812         2,815
                                                                        -------------- ---------------
                 Total assets                                                 $178,137      $179,923
                                                                        ============== ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable                                              $  3,014      $  2,920
Current portion of capital leases                                                  584           537
Accounts payable and accrued expenses                                           24,289        21,584
                                                                        -------------- ---------------
                 Total current liabilities                                      27,887        25,041
Notes payable, excluding current portion                                        25,070        27,805
Capital leases, excluding current portion                                        1,427         1,298
Deferred taxes and other long-term liabilities                                   4,242         4,240
Deferred revenue                                                                14,859        14,969
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value; 20,000,000 authorized
     shares, 9,680,380 and 9,734,385 issued and
     outstanding shares at November 30,1999 and February  29, 2000
      respectively                                                                  97            97

     Additional paid-in capital                                                 81,509        82,618
Retained earnings                                                               23,046        23,855
                                                                        -------------- ---------------
          Total stockholders' equity                                           104,652       106,570
                                                                        -------------- ---------------
          Total liabilities and stockholders' equity                          $178,137      $179,923
                                                                        ============== ===============


                      The accompanying notes are an integral part of these consolidated financial statements.


                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                        Three months ended
                                                   ----------------------------
                                                   February 28,   February 29,
                                                       1999           2000
                                                   ------------  --------------
                                                      (In thousands, except
                                                         per share data)
Revenue, net                                          $  36,440     $   48,879
Cost of revenue                                          24,403         34,236
                                                   ------------  --------------
                 Gross profit                            12,037         14,643
Selling, general and administrative expense               9,232         12,621
                                                   ------------  --------------
                 Operating income                         2,805          2,022
Other income (expense):
    Interest expense                                       (108)          (440)
    Interest income                                         117             94
    Gain on sales of fixed assets                            32             52
                                                   ------------  --------------
Income before provision for income taxes                  2,846          1,728
Provision for income taxes                                1,193            726
                                                   ------------  --------------
Net income                                            $   1,653     $    1,002
                                                   ============  ==============
Net income per common share - basic                   $    0.17     $     0.10
                                                   ============  ==============
Net income per common share - diluted                 $    0.17     $     0.10
                                                   ============  ==============
Weighted average common shares used in
computing net income per common share - basic             9,488          9,706
                                                   ============  ==============
Weighted average common shares used in
computing net income per common share - diluted           9,886         10,226
                                                   ============  ==============




                     The accompanying notes are an integral part of these consolidated financial statements.

                   CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Three months ended
                                                                             ----------------------------
                                                                             February 28,   February 29,
                                                                                 1999           2000
                                                                            -------------  --------------
                                                                                   (In thousands)
Cash flows from operating activities:
  Net income                                                                   $    1,653     $    1,002
  Adjustments to reconcile net income to net cash from
   operating activities:
    Depreciation and amortization of fixed assets                                     766          1,396
    Amortization of intangible assets                                                 694            856
    Gain on sales of fixed assets                                                     (32)           (52)
    Provision for deferred taxes                                                      907              -
    Change in deferred revenue                                                       (112)           110
    Changes in operating assets and liabilities:
      Accounts receivable                                                          (1,787)          (681)
      Notes receivable from contracts                                                   4            (34)
      Prepaid expenses, deposits and other assets                                    (994)        (1,235)
      Accounts payable and accrued expenses                                          (551)        (2,899)
      Deferred taxes and other long-term liabilities                                   (3)            (3)
                                                                               -------------  --------------
        Net cash provided by (used in) operating activities                           545         (1,540)
                                                                               -------------  --------------
Cash flows from investing activities:
   Proceeds from sales of fixed assets                                                282            322
   Purchases of fixed assets                                                       (1,558)        (4,024)
   Acquisitions of chauffeured vehicle service companies                           (7,211)          (855)
                                                                               -------------  --------------
        Net cash used in investing activities                                      (8,487)        (4,557)
                                                                               -------------  --------------
Cash flows from financing activities:
   Principal payments under capital lease obligations                                (701)          (175)
   Payments of notes payable                                                       (1,547)          (751)
   Proceeds from notes payable                                                      4,500          3,392
   Issuance of common stock                                                           179             70
                                                                               -------------  --------------
       Net cash provided by financing activities                                    2,431          2,536
                                                                               -------------  --------------
 Net decrease in cash and cash equivalents                                         (5,511)        (3,561)
 Cash and cash equivalents at beginning of period                                  14,456          8,595
                                                                               -------------  --------------
 Cash and cash equivalents at end of period                                    $    8,945     $    5,034
                                                                               =============  ==============


                      The accompanying notes are an integral part of these consolidated financial statements.


                           CAREY INTERNATIONAL, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Background and organization

   General

       Carey International, Inc. (the "Company") provides chauffeured vehicle and related services through a worldwide network of owned and operated companies, licensees and affiliates serving 480 cities in 75 countries. The Company owns and operates service providers in the form of wholly-owned subsidiaries in the following cities: Boston, Chicago, Detroit, Hartford, Indianapolis, Jacksonville, London, Los Angeles, Miami, New York, Paris, Philadelphia, San Francisco, Stamford, Washington, D.C., and West Palm Beach. In addition, the Company licenses the "Carey" name, and provides central reservations, billing and sales and marketing services to its licensees. The Company's worldwide network includes affiliates in locations in which the Company has neither owned and operated locations nor licensees. The Company provides central reservations and billing services to such affiliates.

    Acquisitions

       The Company is engaged in a program of acquiring chauffeured vehicle service and related businesses. The chauffeured vehicle service and related businesses that the Company seeks to acquire may be in cities in which the Company has owned and operated service providers, licensees operating under the Carey trade name and service mark, and affiliates of the Company. In the period ended February 29, 2000, the Company acquired a chauffeured vehicle service company in Paris .

       In March 2000, the Company acquired a chauffeured vehicle service company in White Plains, New York.

2.  Basis of presentation

       The accompanying consolidated financial statements and these notes do not include all of the disclosures included in the Company's audited consolidated financial statements for the years ended November 30, 1998 and 1999, and should be read in conjunction with those financial statements.

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

                           CAREY INTERNATIONAL, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.  Acquisitions

       In the periods ended February 28, 1999 and February 29, 2000, the following acquisition activity was recorded by the Company:


                                                  Three months ended
                                              ---------------------------
                                              February 28,   February 29,
                                                 1999           2000
                                              ------------  -------------
Net assets purchased:                                (In thousands)
     Receivables and other assets               $   969         $      -

     Fixed assets                                 2,379                -

     Franchise rights                               272                -

     Goodwill and other intangibles assets        7,398            1,894

     Accounts payable and accrued expenses         (396)               -
                                              ------------  -------------
                                                $10,622         $  1,894
                                              ============  =============
Consideration:
     Cash payments                              $ 7,210         $    855
     Notes assumed related to vehicle
        acquisitions                              2,318                -

     Issuance of common stock (64,437 and
        48,626 shares in 1999 and 2000,           1,094            1,039
        respectively)
                                              ------------  -------------
                                                $10,622         $  1,894
                                              ============  =============


4.   Revolving credit facility

       In January 1999, the Company entered into a three-year Revolving Credit Facility consisting of an unsecured revolving line of credit of $75.0 million (the "Credit Facility"). Loans made under the Credit Facility bear interest at the Company's option at either the bank's prime rate or at a varying rate above the LIBOR rate, depending on the ratio of the Company's debt to equity. Commitment fees equal to 0.375% per annum are payable on the unused portion of the Credit Facility. The terms of the Credit Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinate to the borrowings under the Credit Facility, and (iii) require the Company to comply with certain financial covenants. As of February 29, 2000, the Company had borrowed $24.3 million under the Credit Facility.

                           CAREY INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5.   Commitments and contingencies

       The Company is from time to time a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

6.   Comprehensive income

       In 1999, the Company adopted SFAS No. 130, Comprehensive Income. Comprehensive income for the Company is calculated by adjusting "Net income" for the change in the unrealized gains or losses from foreign currency translations. In the periods ended February 28,1999 and February 29, 2000, comprehensive income did not materially differ from net income.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Three Months Ended February 29, 2000 (the "2000 Period") Compared to Three Months Ended February 28, 1999 (the "1999 Period")


    Revenue, Net.   Revenue, net increased $12.4 million or 34.1% from $36.4
million in the 1999 Period to $48.9 million in the 2000 Period. Of the increase, $6.8 million resulted from expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers. A further $5.6 million of the increase was due to revenues from companies acquired by the Company subsequent to the 1999 Period.

    Cost of Revenue.   Cost of revenue increased $9.8 million or 40.2% from
$24.4 million in the 1999 Period to $34.2 million in the 2000 Period. The increase was primarily attributable to higher costs due to increased business levels and to higher costs associated with businesses acquired by Carey subsequent to the 1999 Period. Cost of revenue increased as a percentage of revenue, net from 67.0% in the 1999 Period to 70.0% in the 2000 Period, primarily reflecting increased reliance on farm-outs to service peak periods of demand and correspondingly narrower margins than those achieved with independent operators, seasonal and other reductions in revenues not offset by reduced costs of revenues and unrecovered cost increases in the Company's central reservations and central billing functions as investments in these areas grew to meet the demands of the revenue growth of the Company.

    Selling, General and Administrative Expense.   Selling, general and
administrative expense increased $3.4 million or 36.7% from $9.2 million in the 1999 Period to $12.6 million in the 2000 Period. The increase largely was due to the costs associated with higher business levels and costs of acquired businesses including personnel costs, administrative expenses and marketing expenses, and an increase in amortization of intangibles related to acquired businesses. Selling, general and administrative expense increased as a percentage of revenue, net from 25.3% in the 1999 Period to 25.8% in the 2000 Period. The higher level of these expenses in relation to revenue, net reflected the seasonal and other reductions in revenues noted earlier without a corresponding reduction in cost and higher levels of training and recruitment costs in response to the Company's growth and on-going deployment of new systems.


Three Months Ended February 29, 2000 (the "2000 Period") Compared to Three Months Ended February 28, 1999 (the "1999 Period")


    Interest Expense. Interest expense increased from approximately $108,000 in the 1999 Period to approximately $440,000 in the 2000 Period, primarily as a result of the use of debt to fund acquisitions during 1999 and 2000. Interest income decreased from approximately $117,000 in the 1999 period to approximately $94,000 in the 2000 period.

    Provision for Income Taxes.   The provision for income taxes decreased
approximately $467,000 from $1.2 million in the 1999 Period to approximately $726,000 in the 2000 Period. The decrease primarily was a result of the decrease in pre-tax income of the Company from $2.8 million in the 1999 Period to $1.7 million in the 2000 Period.

     Net Income.   As a result of the foregoing, the Company's net income
decreased approximately $651,000 or 39.4% from $1.7 million in the 1999 Period to $1.0 million in the 2000 Period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(Continued)


Liquidity and Capital Resources

    Cash and cash equivalents decreased $3.6 million during the 2000 Period from $8.6 million at November 30, 1999 to $5.0 million at February 29, 2000. Operating activities decreased net cash by approximately $1.5 million during the 2000 Period compared to an increase of approximately $545,000 in the 1999 Period. The overall net decrease in cash and cash equivalents at February 29, 2000 from November 30, 1999 primarily related to net cash used in chauffeured vehicle service operations and the use of cash to acquire chauffeured vehicle service companies, purchase fixed assets and retire debt.

    Cash used in investing activities during the 2000 Period decreased by $3.9 million over the 1999 Period. Cash of $8.5 million was used in the 1999 Period to acquire chauffeured vehicle service companies and purchase fixed assets, net of cash from sale of fixed assets, whereas cash of $4.6 million was used in the 2000 Period to acquire chauffeured vehicle service companies and purchase fixed assets, net of cash from sale of fixed assets.

    Cash provided by financing activities during the 2000 Period increased by approximately $100,000 over the 1999 Period, primarily as a result of the net notes payable activity used in financing new acquisitions and the purchase of fixed assets.

    At February 29, 2000, the Company had notes payable outstanding of $30.7 million, of which approximately $2.9 million is to be repaid over the next 12 months.

    In January 1999, the Company entered into a three-year Revolving Credit Facility consisting of an unsecured revolving line of credit of $75.0 million (the "Credit Facility"). The Credit Facility is used for acquisitions and working capital. Loans made under the Credit Facility bear interest at the Company's option at either the banks' prime lending rate or at a varying rate above the LIBOR rate, depending upon the ratio of the Company's debt to equity. Commitment fees equal to 0.375% per annum are payable on the unused portion of the Credit

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(Continued)


Facility. The terms of the Credit Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinated to the borrowings under the Credit Facility and (iii) require the Company to comply with certain financial covenants. As of February 29, 2000, the Company had borrowed $24.3 million under the Credit Facility.

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

    The Company is in the process of upgrading its central and subsidiary reservation systems as well as its financial and certain other computer software and hardware systems. The upgrades are expected to provide significant enhancements to the Company's customer service and management information capabilities along with increased opportunities for more efficient processing and distribution of information. The Company has also undertaken an initiative to upgrade its web site on the worldwide web and to integrate an e-commerce capability with its program of enhancements and upgrades. The Company is currently committed to or anticipates spending approximately $7 to $10 million over the next 12 to 18 months on designing, developing and deploying software and replacing or upgrading computer-related hardware as part of its program of enhancements and upgrades and worldwide web initiatives.

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

PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibit:

                    27 Financial Data Schedule (for the three months ended
                      February 29, 2000)

          (b)   Reports on Form 8-K

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   Carey International, Inc.


Date: April 14, 2000               By: /s/ Vincent A. Wolfington
                                      --------------------------
                                      Vincent A. Wolfington
                                      Chairman, Chief Executive Officer



Date: April 14, 2000               By: /s/ David H. Haedicke
                                      ----------------------
                                      David H. Haedicke
                                      Executive Vice President,
                                      Chief Financial Officer

                                 EXHIBIT INDEX


 NUMBER            DESCRIPTION

   27              Financial Data Schedule (for the three months ended
                   February 29, 2000)