Form 10-Q
period 2000-05-31
CAREY INTERNATIONAL INC
filed 2000-07-17
CIK 747201

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)
         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2000 or

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         There were 9,848,729 shares of the registrant's common stock, par value $0.01 per share, outstanding at July 13, 2000.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

PART I:   FINANCIAL INFORMATION

Item 1:      Financial Statements (unaudited):

             Consolidated balance sheets as of November 30, 1999 and May 31, 2000

             Consolidated statements of operations for the three and six month periods ended May 31, 1999 and 2000

             Consolidated statements of cash flows for the six months ended May 31, 1999 and 2000

             Notes to consolidated financial statements


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:   OTHER INFORMATION


Item 6:      Exhibits and Reports on Form 8-K

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                                              November 30,        May 31,
                                                                                 1999               2000
                                                                              ----------         ----------
                                                                                     (In thousands)
    ASSETS
    Cash and cash equivalents                                                 $    8,595         $   10,063
    Accounts receivable, net                                                      32,418             40,029
    Notes receivable from contracts, current portion                               1,739              1,634
    Prepaid expenses and other current assets                                      1,630              2,648
                                                                              ----------         ----------
                Total current assets                                              44,382             54,374
    Notes receivable from contracts, excluding current portion                     9,098              9,187
    Fixed assets, net                                                             27,358             31,628
    Franchise rights, net                                                         11,405             11,169
    Goodwill and other intangible assets, net                                     76,971             88,282
    Trade name, trademark and contract rights, net                                 6,111              6,015
    Deposits and other assets                                                      2,812              2,436
                                                                              ----------         ----------
                Total assets                                                  $  178,137         $  203,091
                                                                              ==========         ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current portion of notes payable                                         $    3,014         $    2,576
     Current portion of capital leases                                               584                712
     Accounts payable and accrued expenses                                        24,289             30,006
                                                                              ----------         ----------
                 Total current liabilities                                        27,887             33,294
     Notes payable, excluding current portion                                     25,070             38,527
     Capital leases, excluding current portion                                     1,427              1,832
     Deferred taxes and other long-term liabilities                                4,242              4,188
     Deferred revenue                                                             14,859             14,800
     Commitments and contingencies
     Stockholders' equity:
        Common stock, $.01 par value; authorized 20,000,000
        shares, 9,680,380 and 9,741,274 issued and
        outstanding shares at November 30, 1999 and May 31, 2000
        respectively                                                                  97                 97
     Additional paid-in capital                                                   81,509             82,690
     Retained earnings                                                            23,046             27,663
                                                                              ----------         ----------
     Total stockholders' equity                                                  104,652            110,450
                                                                              ----------         ----------
     Total liabilities and stockholders' equity                               $  178,137         $  203,091
                                                                              ==========         ==========



       The accompanying notes are an integral part of these consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                   Three months ended                  Six months ended
                                                                --------------------------          -------------------------
                                                                 May 31,           May 31,           May 31,         May 31,
                                                                  1999              2000              1999             2000
                                                                --------          --------          --------       ----------
                                                                  (In thousands, except               (In thousands, except
                                                                     per share data)                     per share data)
   Revenue, net                                                 $ 45,215          $ 67,009          $ 81,654       $  115,888

   Cost of revenue                                                29,817            44,883            54,220           79,119
                                                                --------          --------          --------       ----------

              Gross profit                                        15,398            22,126            27,434           36,769

   Selling, general and administrative expense                    10,304            15,111            19,536           27,732
                                                                --------          --------          --------       ----------

              Operating income                                     5,094             7,015             7,898            9,037
   Other income (expense):
       Interest expense                                             (207)             (590)             (313)          (1,031)
       Interest income                                                87                80               203              174
       Gain (loss) on sales of fixed assets                           (4)               19                28               72
                                                                --------          --------          --------       ----------
   Income before provision for income taxes                        4,970             6,524             7,816            8,252
   Provision for income taxes                                      2,090             2,740             3,283            3,466
                                                                --------          --------          --------       ----------
   Net income                                                   $  2,880          $  3,784             4,533       $    4,786
                                                                ========          ========          ========       ==========
   Net income per common share - basic                          $   0.30         $    0.39          $   0.48             0.49
                                                                ========          ========          ========       ==========
   Net income per common share - diluted                        $   0.29         $    0.38          $   0.45             0.47
                                                                ========          ========          ========       ==========
   Weighted average common shares used in
   computing net income per common share - basic                   9,579             9,739             9,534            9,723
                                                                ========          ========          ========       ==========
   Weighted average common shares used in
   computing net income per common share - diluted                10,001            10,020             9,974           10,221
                                                                ========          ========          ========       ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                  CAREY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Six months ended
                                                                    ------------------------
                                                                      May 31,      May 31,
                                                                       1999          2000
                                                                    ----------    ----------
                                                                          (In thousands)
Cash flows from operating activities:
     Net income                                                      $ 4,533        $ 4,786

     Adjustments to reconcile net income to net
     cash from operating activities:
         Depreciation and amortization of fixed assets                 1,665          2,783
         Amortization of intangible assets                             1,416          1,818
         Gain on sales of fixed assets                                   (28)           (72)
         Provision for deferred taxes                                    917              -
         Change in deferred revenue                                     (423)           (59)
         Changes in operating assets and liabilities:
            Accounts receivable                                       (6,233)        (6,525)
            Notes receivable from contracts                              233             16
            Prepaid expenses, deposits and other assets               (1,016)          (684)
            Accounts payable and accrued expenses                      3,275          4,741
            Deferred taxes and other long-term liabilities                (5)           (54)
                                                                    ----------    ----------
                Net cash provided by operating activities              4,334          6,750
                                                                    ----------    ----------
Cash flows from investing activities:
     Proceeds from sales of fixed assets                                 906          1,199
     Purchases of fixed assets                                        (4,737)        (7,072)
     Acquisitions of chauffeured vehicle service companies            (9,152)       (10,218)
                                                                    ----------    ----------
                Net cash used in investing activities                (12,983)       (16,091)
                                                                    ----------    ----------
Cash flows from financing activities:
     Principal payments under capital lease obligations                 (745)          (452)
     Payments of notes payable                                        (2,456)        (1,433)
     Proceeds from notes payable                                       5,501         12,552
     Issuance of common stock                                            380            142
                                                                    ----------    ----------
                Net cash provided by financing activities              2,680         10,809
                                                                    ----------    ----------
 Net increase (decrease) in cash and cash equivalents                 (5,969)         1,468
 Cash and cash equivalents at beginning of period                     14,456          8,595
                                                                    ----------    ----------
 Cash and cash equivalents at end of period                          $ 8,487        $10,063
                                                                    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CAREY INTERNATIONAL, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.      Background and organization

        General

             Carey International, Inc. (the "Company") provides chauffeured vehicle and related services through a worldwide network of owned and operated companies, licensees and affiliates serving 480 cities in 75 countries. The Company owns and operates service providers in the form of wholly-owned subsidiaries in the following cities: Boston, Chicago, Detroit, Hartford, Indianapolis, Jacksonville, London, Los Angeles, Miami, New York, Paris, Philadelphia, San Francisco, Stamford, Washington, D.C., West Palm Beach and White Plains. In addition, the Company licenses the "Carey" name, and provides central reservations, billing and sales and marketing services to its licensees. The Company's worldwide network includes affiliates in locations in which the Company has neither owned and operated locations nor licensees. The Company provides central reservations and billing services to such affiliates.

        Acquisitions

             The Company is engaged in a program of acquiring chauffeured vehicle service and related businesses. The chauffeured vehicle service and related businesses that the Company seeks to acquire may be in cities in which the Company has owned and operated service providers, licensees operating under the Carey trade name and service mark, and affiliates of the Company. In February 2000, the Company acquired a chauffeured vehicle service company in Paris. In March 2000, the Company acquired a chauffeured vehicle service company in White Plains, New York.

2.      Summary of significant accounting policies

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

        New accounting standard

             In March 2000, FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, (FIN 44) was issued. The interpretation is intended to clarify the accounting treatment for certain activities arising in connection with stock options since the issuance of APB 25 in October 1972.

             During the three months ended May 31, 2000 the Company repriced options to acquire 346,147 shares at $8.25, the market price at the date of repricing. In accordance with FIN 44, to the extent that the Company's common share price increases in the future, the Company will be required to record compensation expense in connection with the vested portion of such repriced options.

                           CAREY INTERNATIONAL, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


3.      Acquisitions

             In the periods ended May 31, 1999 and May 31, 2000, the following acquisition activity was recorded by the Company:

                                                                           Six months ended
                                                                       -------------------------
                                                                        May 31,        May 31,
                                                                         1999            2000
                                                                       ---------      ----------
             Net assets purchased:                                          (In thousands)
                Receivables and other assets                           $     742      $   1,127
                Fixed assets                                               2,420            494
                Franchise rights                                             304              -
                Goodwill and other intangibles assets                      9,269         12,711
                Other assets                                                 227              -
                Accounts payable and accrued expenses                       (396)          (806)
                                                                       ---------      ----------
                                                                       $  12,566      $  13,526
                                                                       =========      ==========

             Consideration:
                Cash payments                                          $   9,152      $  10,218

                Notes assumed related to vehicle acquisitions              2,305            369
                Notes payable                                                  -          1,900
                Issuance of common stock (65,216 and 48,626
                shares in 1999 and 2000, respectively)                     1,109          1,039
                                                                       ---------      ----------
                                                                       $  12,566      $  13,526
                                                                       =========      ==========

                           CAREY INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



4.      Revolving credit facility

             In January 1999, the Company entered into a three-year Revolving Credit Facility consisting of an unsecured revolving line of credit of $75.0 million (the "Credit Facility"). Loans made under the Credit Facility bear interest at the Company's option at either the bank's prime rate or at a varying rate above the LIBOR rate, depending on the ratio of the Company's debt to equity. Commitment fees equal to 0.375% per annum are payable on the unused portion of the Credit Facility. The terms of the Credit Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinate to the borrowings under the Credit Facility, and (iii) require the Company to comply with certain financial covenants. As of May 31, 2000, the Company had borrowed $33.4 million under the Credit Facility.

5.      Commitments and contingencies

             The Company is from time to time a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

6.      Comprehensive income

             In 1999, the Company adopted SFAS No. 130, Comprehensive Income. Comprehensive income for the Company is calculated by adjusting "Net income" for the change in the unrealized gains or losses from foreign currency translations. In the periods ended May 31,1999 and 2000, comprehensive income did not materially differ from net income.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Three Months Ended May 31, 2000 (the "2000 Period") Compared to Three Months Ended May 31, 1999 (the "1999 Period")


        Revenue, Net. Revenue, net increased $21.8 million or 48.2% from $45.2 million in the 1999 Period to $67.0 million in the 2000 Period. Of the increase, $10.6 million resulted from expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers. A further $11.2 million of the increase was due to revenues from companies acquired by the Company subsequent to the 1999 Period.

        Cost of Revenue. Cost of revenue increased $15.1 million or 50.5% from $29.8 million in the 1999 Period to $44.9 million in the 2000 Period. The increase was primarily attributable to higher costs due to increased business levels and to higher costs associated with businesses acquired by Carey subsequent to the 1999 Period. Cost of revenue increased as a percentage of revenue, net from 65.9% in the 1999 Period to 67.0% in the 2000 Period, primarily reflecting the effect of acquisitions made since the 1999 Period as the Company continues its assimilation of such acquisitions and, also, the Company's continuing reliance on farm-outs to service peak revenue demands with correspondingly narrower margins than those achieved with independent operators.

        Selling, General and Administrative Expense. Selling, general and administrative expense increased $4.8 million or 46.7% from $10.3 million in the 1999 Period to $15.1 million in the 2000 Period. The increase was largely due to the costs associated with higher business levels and costs of acquired businesses including personnel costs, administrative expenses and marketing expenses, and an increase in amortization of intangibles related to acquired businesses. Selling, general and administrative expenses decreased as a percentage of revenue, net, from 22.8% in the 1999 Period to 22.6% in the 2000 Period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(Continued)

Three Months Ended May 31, 2000 (the "2000 Period") Compared to Three Months Ended May 31, 1999 (the "1999 Period")


        Interest Expense. Interest expense increased from approximately $207,000 in the 1999 Period to approximately $590,000 in the 2000 Period, primarily as a result of the use of debt to fund acquisitions during 1999 and 2000.

        Provision for Income Taxes. The provision for income taxes increased approximately $650,000 from $2.1 million in the 1999 Period to $2.7 in the 2000 Period. The increase primarily was a result of the increase in pre-tax income of the Company from $5.0 million in the 1999 Period to $6.5 million in the 2000 Period.

        Net Income. As a result of the foregoing, the Company's net income increased approximately $904,000 or 31.4% from $2.9 million in the 1999 Period to $3.8 million in the 2000 Period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(Continued)



Six Months Ended May 31, 2000 (the "2000 Six-Month Period") Compared to Six Months Ended May 31, 1999 (the "1999 Six-Month Period")



     Revenue, Net. Revenue, net increased $34.2 million or 41.9% from $81.7 million in the 1999 Six-Month Period to $115.9 million in the 2000 Six-Month Period. Of the increase, $17.4 million resulted from expanded use of the Carey network, including an increase in business from corporate travel customers and business travel arrangers. A further $16.8 million of the increase was due to revenues from companies acquired by the Company subsequent to the 1999 Six-Month Period.

     Cost of Revenue. Cost of revenue increased $24.9 million or 45.9% from $54.2 million in the 1999 Six-Month Period to $79.1 million in the 2000 Six-Month Period. The increase was primarily attributable to higher costs due to increased business levels and to higher costs associated with businesses acquired by Carey subsequent to the 1999 Six-Month Period. Cost of revenue increased as a percentage of revenue, net from 66.4% in the 1999 Six-Month Period to 68.3% in the 2000 Six-Month Period, primarily reflecting increased reliance on farm-outs to service peak revenue demands and correspondingly narrower margins than those achieved with independent operators, seasonal and other reductions in revenues in the first three months of the 2000 Six-Month Period not offset by reduced costs of revenues and unrecovered cost increases in the Company's central reservations and central billing functions as investments in these areas grew to meet the demands of the revenue growth of the Company.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased $8.2 million or 42.0% from $19.5 million in the 1999 Six-Month Period to $27.7 million in the 2000 Six-Month Period. The increase largely was due to the costs associated with higher business levels and costs of acquired businesses including personnel costs, administrative expenses and marketing expenses, and an increase in amortization of intangibles related to acquired businesses. Selling, general and administrative expense remained the same as a percentage of revenue, net at 23.9% for the 1999 and 2000 Six-Month Periods.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS --(Continued)



Six Months Ended May 31, 2000 (the "2000 Six-Month Period") Compared to Six Months Ended May 31, 1999 (the "1999 Six-Month Period")



     Interest Expense. Interest expense increased from approximately $313,000 in the 1999 Six-Month Period to $1.0 million in the 2000 Six-Month Period, primarily as a result of the use of debt to fund acquisitions during 1999 and 2000.

     Provision for Income Taxes. The provision for income taxes increased approximately $183,000 from $3.3 million in the 1999 Six-Month Period to $3.5 million in the 2000 Six-Month Period. The increase primarily was a result of the increase in pre-tax income of the Company from $7.8 million in the 1999 Six-Month Period to $8.3 million in the 2000 Six-Month Period.

     Net Income. As a result of the foregoing, the Company's net income increased approximately $253,000 or 5.6% from $4.5 million in the 1999 Six-Month Period to $4.8 million in the 2000 Six-Month Period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS --(Continued)



Liquidity and Capital Resources


     Cash and cash equivalents increased $1.5 million during the 2000 Six-Month Period from $8.6 million at November 30, 1999 to $10.1 million at May 31, 2000. Operating activities increased net cash by approximately $6.8 million during the 2000 Six-Month Period compared to approximately $4.3 million in the 1999 Six-Month Period. The overall net increase in cash and cash equivalents at May 31, 2000 from November 30, 1999 primarily related to net cash provided by chauffeured vehicle service operations and borrowings to fund acquisitions and the use of cash to acquire chauffeured vehicle service companies, purchase fixed assets and retire debt.

     Cash used in investing activities during the 2000 Six-Month Period increased by $3.1 million over the 1999 Six-Month Period. Cash of $16.1 million was used in the 2000 Six-Month Period to acquire chauffeured vehicle service companies and purchase fixed assets, net of cash from sale of fixed assets, whereas cash of $13.0 million was used in the 1999 Six-Month Period to acquire chauffeured vehicle service companies and purchase fixed assets, net of cash from sale of fixed assets.

     Cash provided by financing activities during the 2000 Six-Month Period increased by approximately $8.1 million over the 1999 Six-Month Period, primarily as a result of the net notes payable activity used in financing new acquisitions.

     At May 31, 2000, the Company had notes payable outstanding of $41.1 million, of which approximately $2.6 million is to be repaid over the next 12 months.

     In January 1999, the Company entered into a three-year Revolving Credit Facility consisting of an unsecured revolving line of credit of $75.0 million (the "Credit Facility"). The Credit Facility is used for acquisitions and working capital. Loans made under the Credit Facility bear interest at the Company's option at either the banks' prime lending rate or at a varying rate above the LIBOR rate, depending upon the ratio of the Company's debt to equity. Commitment fees equal to 0.375% per annum are payable on the unused portion of the Credit Facility. The terms of the Credit Facility (i) prohibit the payment of dividends by the Company, (ii) with certain exceptions, prevent the Company from incurring or assuming other indebtedness that is not subordinated to the borrowings under the Credit Facility and (iii) require the Company to comply with certain financial covenants. As of May 31, 2000, the Company had borrowed $33.4 million under the Credit Facility.

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

     The Company is in the process of upgrading its central and subsidiary reservation systems as well as its financial and certain other computer software and hardware systems. The upgrades are expected to provide significant enhancements to the Company's customer service and management information capabilities along with increased opportunities for more efficient processing and distribution of information. The Company also has undertaken an initiative to upgrade its web site on the worldwide web and to integrate an e-commerce capability with its program of enhancements and upgrades. The Company is currently committed to or anticipates spending approximately $7 to $10 million over the next 12 to 18 months on designing, developing and deploying software and replacing or upgrading computer-related hardware as part of its program of enhancements and upgrades and worldwide web initiatives.

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

PART II.    OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit:

                   27 Financial Data Schedule (for the six months ended May 31,
                   2000)

        (b)  Reports on Form 8-K
                   None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        Carey International, Inc.


Date:  July 17, 2000                    By: /s/ Vincent A. Wolfington
                                            -------------------------
                                            Vincent A. Wolfington
                                            Chairman, Chief Executive Officer


Date:  July 17, 2000                    By: /s/ David H. Haedicke
                                            ---------------------
                                            David H. Haedicke
                                            Executive Vice President,
                                            Chief Financial Officer

                                 EXHIBIT INDEX


  NUMBER       DESCRIPTION

   27          Financial Data Schedule (for the six months ended May 31, 2000)